Form 10QSB
period 1996-12-31
ACADIA NATIONAL HEALTH SYSTEMS INC
filed 1997-02-14
CIK 1026491

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


              Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


For the quarterly period ended           December 31, 1996

Commission file Number                   000-28976


                     Acadia National Health Systems, Inc.
           (Exact name of registrant as specified in its charter.)


    Colorado                                      10509781
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


460 Main Street, Lewiston, Maine U.S.A.           04240
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:
(207) 784-9185
(800) 274-9185

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $0 Par Value - 3,733,987 shares as of
December 31, 1996.


  PART I. - FINANCIAL INFORMATION

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.

                              STATEMENT OF INCOME

                              FOR THE THREE MONTHS

                 ENDED DECEMBER 27, 1996 AND DECEMBER 31, 1995
                                  (Unaudited)

                                Three months ended  Three months ended
                                    December 27         December 31
                                __________________  _________________
                                1996                  1995
                                ________              ________
Sales                           $195,339              $140,081

Operating Expenses              $123,359              $142,411
                                --------              --------

Net Operating Income              71,980                (2,330)

Other Income/(Expense), Net      (17,470)               (4,569)
                                ---------             ---------

Net Income Before Taxes           54,510                (6,899)

Provision for Income Taxes       (20,000)                    0
                                ---------              --------

Net Income                       $34,510               ($6,899)
                                =========              ========

Net Income Per Common Share        $0.01               ($68.99)

Weighted Average Number of
Common Shares Outstanding      3,733,987                   100

See Accompanying Notes to Financial Statements

                         ACADIA NATIONAL HEALTH SYSTEMS, INC.
                                    BALANCE SHEETS
                                      (Unaudited)

                                  December 1996       December 1995
                                 ______________      ______________
Current Assets:
  Cash-Operating                 $ 19,525            $ 85,138
  Accounts Receivable             494,244             239,506
  Inventories                       3,234               7,630
  Other Current Assets              3,874              18,636
                                 --------------      --------------
  Total Current Assets           $520,877            $350,910

Prop., Plant & Equip.:
  Cost                            159,285              93,634
  Less Accum. Depr.                59,993              51,987
                                 --------------      --------------
                                   99,292              41,647

Other Assets:
  Deferred Income Taxes             7,500
  Organization Cost                99,319                   0
                                 --------------      --------------
Total Assets                     $726,988            $392,557
                                 ==============      ==============

Current Liabilities:
  Accounts Payable               $  2,568            $  1,922
  Line of Credit                  249,717             110,917
  Accrued Expense                  65,108             102,839
  Current Portion of
  Long Term Notes                  18,000
                                 --------------      --------------
Total Current Liabilities        $335,393            $215,679

Long Term Liabilities:
  Long Term Debt                  105,445             162,046
  Other Non-Current Liab.
                                 --------------      --------------
Total Liabilities                $440,838            $377,725


Stockholders' Equity:
  Common Stock                    251,640
  Paid In Capital & Treas.                              1,000
  Retained Earnings                34,510              13,832
                                 --------------      --------------
Total Equity                     $286,150             $14,832
                                 --------------      --------------
Total Liabilities & Equity       $726,988            $392,557
                                 ==============      ==============

See Accompanying Notes to Financial Statements

                     ACADIA NATIONAL HEALTH SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED DECEMBER 27, 1996
                              AND DECEMBER 31, 1995
                                  (Unaudited)

                                      Quarter            Quarter
                                      Ending             Ending
                                      December 27,       December 31,
                                      1996               1995
                                      -------------      -------------

Net Income (Loss)                       $34,510            ($6,899)

Depreciation & Amortization             $10,920             $1,475


Changes in Assets & Liabilities:
  Accounts Receivable                 ($273,961)         ($126,140)
  Other Current Assets                    ($302)              $915
  Other Non-current Assets             ($64,258)            $7,980
  Accounts Payable                     ($30,934)            $1,343
  Other Current Liabilities             $51,536            ($3,152)
                                      -------------      -------------

Net Cash (Used for) Provided
  By Operating Activities             ($272,489)         ($124,478)

Investment Activities                        $0                 $0

Financing Activities                   $171,026             $1,249
                                      -------------      -------------

Net Increase (Decrease) in            ($101,463)         ($123,228)
  Cash or Cash Equivalents

Cash & Cash Equivalents:
  Beginning of Period                  $120,988           $208,366

  End of Period                         $19,525            $85,138
                                      =============      =============

See Accompanying Notes to Financial Statements

                        ACADIA NATIONAL HEALTH SYSTEMS, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  December 31, 1996

Note 1. Summary of Significant Accounting Policies

     The accompanying unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

     The accompanying unaudited financial statements should be read in conjunction with the audited balance sheet of Acadia National Health Systems, Inc. ("the Company") included in the 1996 Registration Statement filed on Form 10-SB. The unaudited financial statements have ben prepared in the ordinary course of business for the purpose of providing information with respect to the interim period.

Note 2. Net Income Per Common Share

     Computation of net income per common share was based on the weighted average number of shares outstanding during such periods. These amounted to 3,733,987 shares for the three months ending December 27, 1996 and 100 shares for the three months ending December 31, 1995.

Note 3. Long Term Debt - Short Term Financing

     The total of lines of credit drawn upon (outstanding) from Peoples Heritage Bank ("Bank") as of December 27, 1996 was $249,717 on a $250,000 demand line limit, compared to $110,917 at December 31, 1995.

       On October 01, 1996, Bank provided the Company an additional $100,000 term loan, of which $96,594 is outstanding. All loans made by Bank under such facilities are renewable annually.

     All loans and repayment of lines of credit payable to Bank and future borrowings under any such credit facilities have been collateralized by the accounts receivable and equipment of the Company, as well as the personal guarantee of the chief executive officer and majority stockholder.

Note 4. Majority Stockholder

     Mr. Thomas N. Hackett and Peacock Hill Farm Limited Liability Company, of which Mr. Hackett has total voting authority, presently owns approximately 77% of the Common Stock of the Company.

     Peacock Hill Farm Limited Liability Company is a Maine limited liability company which the Company's chief executive officer and majority stockholder, Mr. Hackett, is an 8.0% member/manager, and has total voting power over other members, collectively.

Note 5. Additional Events

     A. On October 01, 1996 Peoples Heritage Bank provided the
Company an additional $100,000 line of credit facility.

     B. Since October 01, 1996, the Company utilized and has outstanding $96,594 of the credit facilities provided by Peoples Heritage Bank.

                        ACADIA NATIONAL HEALTH SYSTEMS, INC.

                              MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS

                                  December 31, 1996

RESULTS OF OPERATIONS:
======================
THREE MONTHS ENDING DECEMBER 27, 1996
=====================================

Note:
Acadia National Health Systems purchased the assets of Physician Resources, Inc. on September 27, 1996, and took over the operations of that company as of September 28, the first day of the fiscal quarter and year. It did not conduct operations prior to the beginning of the quarter ended December 31, 1996. All activities for the quarter are compared with the operations of Physician Resources for the same quarter a year earlier. Comparative results have not been adjusted for the difference between Physician Resources' calendar quarters ending in a calendar month end and Acadia's fiscal quarters ending on the last Friday of a calendar month.

     Financial Accounting Standard No. 96 "Accounting for Income Taxes" which requires that no later than 1996, companies change from the deferred method to the liability method of accounting for income taxes, has not been adopted by the Company for 1996. Implementation of the Standard is not expected to have any material affect on the Company's financial condition or results of operations.

SALES
Sales for the period of $195,339 were up $54,258 or 39.0% from the corresponding period in 1995. This was principally due to a 169% growth in the Waivered Foster Care program. Additionally, billing service for three new medical practices contributed to sales. There were no software or franchise sales during the period.

OPERATING EXPENSES
Operating expenses were $19,052 less during the period, principally because Physician Resources paid its owners a management fee in the last calendar quarter to zero full-year earnings, a practice that is not appropriate for Acadia. Partially offsetting these savings were increases in depreciation, office supplies and salaries & wages.

OPERATING INCOME
Operating income for the quarter was $71,980, compared to a loss of $2,330 for the comparable quarter in 1995. The improvement of $74,310 was principally due to increased sales and elimination of the management fee.

OTHER INCOME (EXPENSE)
Non-operating expenses increased 282% to $17,470. The Company incurred non-recurring expenses of $10,644 associated with the software conversion and for consulting services related to becoming a reporting company. Interest expense increased 61% to $6,826 as a result of higher credit line balances.

INCOME TAXES
Physician Resources was an S Corporation and incurred no tax liability. Acadia is a C Corporation that accrued $20,000 combined State and Federal tax liability for current quarter earnings.

NET INCOME
Acadia earnings of $34,510 were $0.0092 per share on 3,733,987 outstanding common shares.

LIQUIDITY AND CAPITAL RESOURCES
Accounts Receivable increased $254,738 from December 31, 1995, to December 27, 1996, principally due to the rapid growth of the Foster Home accounts receivable financing program. During this same period, the Company added $65,651 in property, plant and equipment, principally computer systems and related equipment. Acadia spent $102,819 in Corporate organization costs and $10,644 non-recurring costs associated with new computer networks, software conversion, preparation of a Uniform Franchise Offering Circular
(UFOC) and startup of Acadia as a reporting company. Nearly all of the Company's existing $350,000 line of credit has been expended. Anticipated Acadia market activities and a planned acquisition will place additional demands on liquidity during the remainder of the year.
Management is currently discussing an expanded line of credit with its principal lender, Peoples Heritage Bank. The proposed loan will be secured by the personal guarantee of Thomas N. Hackett and will be used to fund working capital, increased organizational infrastructure and a potential acquisition. The loan, which is expected to be concluded in the third quarter of FY 1997 (by June 1997), will bridge to a stock issue anticipated in the fourth quarter of FY 1997 or the first quarter of FY 1998. The timing and amounts of these financing actions are consistent with Acadia's business plan and its strategy of using short term debt to fund operations ahead of periodic stock offerings.

OTHER INFORMATION
=================

SOFTWARE CONVERSION AND PREPARATION FOR EXPANDED SALES ACTIVITY
During the first quarter, Acadia converted billing software from an obsolete Unix-based system to state-of-the-art data base technology and the Microsoft NT server. This system will enable Acadia to offer clients a variety of its own products and also Microsoft products running on the network. The conversion and training ramp up were necessary first steps, learning internally in anticipation of offering these technologies to outside clients. During the second quarter, the Company is continuing this process and will be offering the software for sale. The software will be an important part of its franchise system offering as well. The Company will derive significant income late in FY 1997 from the sale and rental of these software products under agreements with its software vendors.
As of February 7, 1997, three major software sales are in the late stages of negotiation.

UNIFORM FRANCHISE OFFERING CIRCULAR (UFOC)
The Company is preparing a UFOC for filing with the FTC in the second quarter and anticipates selling Acadia franchises during in the third quarter. Franchisees will be offered the opportunity to market Acadia's billing systems technology, other brand name products and related support services to tertiary markets throughout the country.

MAJOR ACQUISITION
The Company will initiate discussions consiering a major acquisition that will greatly strengthen the product line.

SALES TRENDS
Trends in Acadia's existing business lines, medical billing services and billing & receivable financing for waivered foster home care, are positive, with 1996 growth anticipated continuing at an expanded rate throughout
FY 1997. Software sales, franchising and related support services are expected to result in major revenue and earnings increases in FY 1997 and beyond. A unique franchising structure will enable the Company to grow at a network pace that is much faster than the growth of individual operating units.

BUSINESS AND PROPERTIES OF ACADIA NATIONAL HEALTH SYSTEMS, INC.
===============================================================

HISTORY

Thomas N. Hackett founded what later became Physician Resources (PRI) in 1971 as the financial services arm of Advantage Business Services.
In 1990 bookkeeping and doctor billing were separated as Bookkeeping Resources, Inc. In 1992 doctor billing was moved to a new company, Physician Resources, Inc., and commercial bookkeeping operations ceased. Physician Resources provided practice management, invoicing and accounts receivable collection services for doctors offices, foster homes and hospital-based practices. During this entire period, the company was not focussed on growth, but concentrated on quality operations and long-term business relationships. In the summer of 1996, the principals formed Acadia National Health Systems, a Colorado corporation that will be the legal platform for a nationwide Physician Practice Management Company (PPMC). The assets of Physician Resources were acquired by Acadia in September 1996. Personnel, procedures and experiences gained in 25 years of medical billing & practice management, combined with experience in software & hardware sales and coupled with innovative franchising methods will allow Acadia to become a national competitor.

The doctor billing service has undergone several technical transitions since its inception. In the early days the service supported physicians who wished to avoid an elaborate business function or complex computer systems. As computer systems became simpler and easier to use, the company found other value added services to retain clients. This led to practice management consulting and, in the last few years, electronic billing and accounts receivable financing. Many health service payers, led by Medicare and Medicaid, have begun to require electronic billing to reduce processing costs. Electronic billing brought the added benefit of improved reliability and timeliness of third party payments. This improved medical practice asset utilization and profitability. Since electronic billing requires complex data modalities and sophisticated software procedures, it is more adaptable to a high volume billing service than to a single medical practitioner. This was a very successful service for Physician Resources and continues to grow briskly within Acadia.
The company just completed expanding its state-of-the-art full-featured software system that will become a key component for a national billing service.

In January 1995, Physician Resources began billing for foster homes under guidelines and funding established by the Maine Department of Human Services. This electronic billing service offers clients well-regulated cash flow and differentiates Acadia as the only billing service in Maine to finance provider receivables. As a result, it has obtained new business through referral without major marketing effort. The waivered foster care approach is undergoing explosive growth nationally and the potential national revenue from this and other small health providers is significant.

OBJECTIVES, NEAR-TERM

On January 13, 1997, Acadia's SEC application Form 10SB was effectuated. Currently, the Company is awaiting NASD acceptance pursuant to the filing of a Form 211 and accompanying Information and Discloure Statement, and hopes to begin trading on the OTC market during the second quarter of FY 1997. This will allow the Company to approach capital markets and enable it to position itself for the raising of equity needed to fuel growth. Access to public markets is critical, since the growth rates will be too rapid to fund through earnings or debt.

The founder and CEO of Acadia, Thomas N. Hackett, also founded a nationally franchised payroll processing company, Advantage Business Services. Since franchising began thirteen years ago, Advantage has grown to become the eighth largest payroll company in the United States. Although Hackett is not active in Advantage on a daily basis, his many years of managing PRI and his experiences in franchising a financial/data processing service are directly transferable to medical billing. Acadia will complete franchising documents for FTC compliance during the third quarter of FY 1997.

Senior professional staff will be added in marketing, compliance management, operations and finance to prepare the Company for regional and then national presence. Since practice management is closely tied to medical billing, Acadia will increase its affiliation with practice management consultants in various parts of the country. These services will complement billing services and eventually lead Acadia to become a full service PPMC.

Acadia completed implementation of significantly expanded software technology in the first quarter of FY 1997. This system includes the capability of: automated patient appointment scheduling, electronic charting features, electronic billing, direct funds transfer and distributed data processing with multiple location data entry and discrete paper copy printing, unlimited client accounts and patient census, all running on the NT platform. Later, full service computerized patient charting systems, document management systems and state of the art dictation technology will be added. These attributes will provide the technological base that will reinforce the company as a major player in tertiary markets and a clearinghouse for franchised medical billing activities.

OBJECTIVES, LONG-TERM

Acadia will create a franchised network of local entrepreneurs and other companies to market full service Physician Practice Management (PPM) services regionally and then nationally. Franchisees (Associates) will sell practice management, billing, accounts receivable financing, accounting and office systems services to doctors, foster homes and other small and medium sized health care providers. They will also seek joint venture and strategic partner alliances. Acadia's home office will provide centralized and decentralized professional and data support, training, counseling, cash control and other management services for Franchisees (Associates). Much of the franchising support, processing, and cash management techniques will be drawn from Hackett's experience in the payroll industry.

Besides franchising, the Company will grow through acquisitions, joint ventures and internal expansion. Many smaller billing services and some practice management consultancies are ill equipped to deal with the changes occurring in the health care market and the regulatory environment. Some will reach a point of personal and/or financial distress before they seek help. These are candidates for affiliation with Acadia.

                   PART II - OTHER INFORMATION

Item #1  Legal Proceedings

         Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

Item #2  Changes in Securities

         None

Item #3  Defaults Upon Senior Securities

         None

Item #4  Submission of Matters to a Vote of Security Holders

         None

Item #5  Other Information

         None

Item #6  Exhibits and Reports on Form 8-K

         a. Exhibits

            Exhibit 27. Financial Data Schedule

         b. Reports on Form 8-K

            No reports have been filed on Form 8-K during this quarter.

                        ACADIA NATIONAL HEALTH SYSTEMS, INC.

                                    SIGNATURES


     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ACADIA NATIONAL HEALTH SYSTEMS, INC.
                                Registrant


February 14, 1997               Mark T. Thatcher
Date                            MARK T. THATCHER,
                                Filing Agent


February 14, 1997               Thomas N. Hackett
Date                            THOMAS N. HACKETT
                                Principal Executive Officer