Form 10QSB/A
period 1996-12-31
ACADIA NATIONAL HEALTH SYSTEMS INC
filed 1997-04-30
CIK 1026491

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                Amendment No. 1

                                      to

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

                                Three months ended  Three months ended
                                    December 27         December 31
                                __________________  _________________
                                1996                  1995
                                ________              ________
Sales                           $195,339              $140,081

Operating Expenses              $123,359              $142,411
                                --------              --------

Net Operating Income              71,980                (2,330)

Other Income/(Expense), Net      (83,970)               (4,569)
                                ---------             ---------

Net Income (Loss)
Before Taxes                     (11,990)               (6,899)

Provision (Benefit) for
Income Taxes                       4,400                     0
                                ---------              --------

Net Income (Loss)                ($7,590)              ($6,899)
                                =========              ========

Net Income (Loss)
Per Common Share                 ($0.002)              ($0.002)

Weighted Average Number of
Common Shares Outstanding      3,733,987             3,733,987

See Accompanying Notes to Financial Statements

                         ACADIA NATIONAL HEALTH SYSTEMS, INC.
                                    BALANCE SHEETS
                                      (Unaudited)

                                 December 27 1996    December 31 1995
                                 ________________    ________________
Current Assets:
  Cash-Operating                 $ 19,525            $ 85,138
  Accounts Receivable             494,244             239,506
  Inventories                       3,234               7,630
  Other Current Assets              3,874              18,636
                                 --------------      --------------
  Total Current Assets           $520,877            $350,910

Prop., Plant & Equip.:
  Cost                            159,285              93,634
  Less Accum. Depr.                59,993              51,987
                                 --------------      --------------
                                   99,292              41,647

Other Assets:
  Deferred Income Taxes            11,900
  Organization Cost                32,819                   0
                                 --------------      --------------
Total Assets                     $684,888            $392,557
                                 ==============      ==============

Current Liabilities:
  Accounts Payable               $  2,568            $  1,922
  Line of Credit                  249,717             110,917
  Accrued Expense                  45,108             102,839
  Current Portion of
  Long Term Notes                  18,000
                                 --------------      --------------
Total Current Liabilities        $315,393            $215,679

Long Term Liabilities:
  Long Term Debt                  105,445             162,046
  Other Non-Current Liab.
                                 --------------      --------------
Total Liabilities                $420,838            $377,725


Stockholders' Equity:
  Common Stock                    251,640
  Paid In Capital & Treas.                              1,000
  Retained Earnings (Deficit)      (7,590)             13,832
                                 --------------      --------------
Total Equity                     $244,050             $14,832
                                 --------------      --------------
Total Liabilities & Equity       $664,888            $392,557
                                 ==============      ==============

See Accompanying Notes to Financial Statements

                     ACADIA NATIONAL HEALTH SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED DECEMBER 27, 1996
                              AND DECEMBER 31, 1995
                                  (Unaudited)

                                      Quarter            Quarter
                                      Ending             Ending
                                      December 27,       December 31,
                                      1996               1995
                                      -------------      -------------

Net Income (Loss)                       $(7,590)           ($6,899)

Depreciation & Amortization             $10,920             $1,475


Changes in Assets & Liabilities:
  Accounts Receivable                 ($273,961)         ($126,140)
  Other Current Assets                    ($302)              $915
  Other Non-current Assets             ($ 2,158)            $7,980
  Accounts Payable                     ($30,934)            $1,343
  Other Current Liabilities             $31,536            ($3,152)
                                      -------------      -------------

Net Cash (Used for) Provided
  By Operating Activities             ($272,489)         ($124,478)

Investment Activities                        $0                 $0

Financing Activities                   $171,026             $1,249
                                      -------------      -------------

Net Increase (Decrease) in            ($101,463)         ($123,228)
  Cash or Cash Equivalents

Cash & Cash Equivalents:
  Beginning of Period                  $120,988           $208,366
                                      -------------      -------------

  End of Period                         $19,525            $85,138
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

     The accompanying unaudited financial statements should be read in conjunction with the audited balance sheet of Acadia National Health Systems, Inc. ("the Company") included in the 1996 Registration Statement filed on Form 10-SB. The unaudited financial statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period.

Note 2. Net Income Per Common Share

     Computation of net income per common share was based on the weighted average number of shares outstanding during such periods. These amounted to 3,733,987 shares for the three months ending December 27, 1996 and 3,733,987 shares for the three months ending December 31, 1995 as adjusted for the reorganization.

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

OTHER INCOME (EXPENSE)
Non-operating expenses increased 1,738% to $83,970. The Company incurred non-recurring expenses of $10,644 associated with the software conversion and for consulting services related to becoming a reporting company. Interest expense increased 61% to $6,826 as a result of higher credit line balances and $66,500 which represents the unamortized portion of development costs which the Securities and Exchange Commission requested the Company expense for book earnings purposes.

INCOME TAXES
Physician Resources was an S Corporation and incurred no tax liability. Acadia is a C Corporation that accrued $20,000 combined State and Federal tax liability for current quarter earnings.

NET INCOME (LOSS)
Acadia net losses of ($7,590) were ($0.002) per share on 3,733,987 outstanding common shares for the quarter.

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

MAJOR ACQUISITION
The Company will initiate discussions considering a major acquisition that will greatly strengthen the product line.

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

BUSINESS AND PROPERTIES OF ACADIA NATIONAL HEALTH SYSTEMS, INC.
===============================================================

HISTORY

Thomas N. Hackett founded what later became Physician Resources (PRI) in 1971 as the financial services arm of Advantage Business Services.
In 1990 bookkeeping and doctor billing were separated as Bookkeeping Resources, Inc. In 1992 doctor billing was moved to a new company, Physician Resources, Inc., and commercial bookkeeping operations ceased. Physician Resources provided practice management, invoicing and accounts receivable collection services for doctors offices, foster homes and hospital-based practices. During this entire period, the company was not focused on growth, but concentrated on quality operations and long-term business relationships. In the summer of 1996, the principals formed Acadia National Health Systems, a Colorado corporation that will be the legal platform for a nationwide Physician Practice Management Company (PPMC). The assets of Physician Resources were acquired by Acadia in September 1996. Personnel, procedures and experiences gained in 25 years of medical billing & practice management, combined with experience in software & hardware sales and coupled with innovative franchising methods will allow Acadia to become a national competitor.

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

OBJECTIVES, NEAR-TERM

On January 13, 1997, Acadia's SEC application Form 10SB was effectuated. Currently, the Company is awaiting NASD acceptance pursuant to the filing of a Form 211 and accompanying Information and Disclosure Statement, and hopes to begin trading on the OTC market during the second quarter of FY 1997. This will allow the Company to approach capital markets and enable it to position itself for the raising of equity needed to fuel growth. Access to public markets is critical, since the growth rates will be too rapid to fund through earnings or debt.

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