Form 10QSB
period 1997-03-28
ACADIA NATIONAL HEALTH SYSTEMS INC
filed 1997-05-15
CIK 1026491

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-QSB


              Quarterly Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


For the quarterly period ended           March 28, 1997

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

     Common Stock, $0 Par Value - 3,733,987 shares as of
March 28, 1997.


  PART I. - FINANCIAL INFORMATION

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.

                              STATEMENT OF INCOME

                              FOR THE THREE MONTHS

                    ENDED MARCH 28, 1997 AND MARCH 31, 1996
                                  (Unaudited)

                                Three months ended  Three months ended
                                     March 28            March 31
                                __________________  _________________
                                1997                  1996
                                ________              ________
Sales                           $176,839              $136,499

Operating Expenses              $144,446              $113,102
                                --------              --------

Net Operating Income              32,393                23,397

Other Income/(Expense), Net      (16,252)              (14,628)
                                ---------             ---------

Net Income
Before Taxes                      16,141                 8,769

Provision for
Income Taxes                      (5,624)                    0
                                ---------              --------

Net Income                       $10,517                $8,769
                                =========              ========

Net Income
Per Common Share                  $0.003                $0.002

Weighted Average Number of
Common Shares Outstanding      3,733,987             3,733,987

See Accompanying Notes to Financial Statements

                         ACADIA NATIONAL HEALTH SYSTEMS, INC.
                                    BALANCE SHEETS
                                      (Unaudited)

                                 March 28, 1997      March 31, 1996
                                 ________________    ________________
Current Assets:
  Cash-Operating                 $153,222            $ 32,766
  Accounts Receivable             491,216             455,741
  Unbilled Work at Estimated
    Realizable Value               86,200              57,816
  Inventories                       3,754               4,915
  Other Current Assets              7,397               3,069
                                 --------------      --------------
  Total Current Assets           $741,789            $554,307

Prop., Plant & Equip.:
  Cost                            168,688             101,557
  Less Accum. Depr.                67,135              54,925
                                 --------------      --------------
                                  101,553              46,632

Other Assets:
  Deferred Income Taxes             7,500                   0
  Organization Cost                34,354              17,850
  Less Accum. Amort.               (3,198)                  0
                                 --------------      --------------
Total Assets                     $881,998            $618,789
                                 ==============      ==============

Current Liabilities:
  Accounts Payable               $  2,861            $    214
  Line of Credit                  180,051             163,917
  Accrued Expense                 322,468             244,342
  Current Portion of
   Long Term Notes                 18,000                   0
                                 --------------      --------------
Total Current Liabilities        $523,380            $408,473

Long Term Liabilities:
  Long Term Debt                  103,652             162,046
  Other Non-Current Liab.               0                   0
                                 --------------      --------------
Total Liabilities                $627,032            $570,519


Stockholders' Equity:
  Common Stock                    251,640               1,000
  Paid In Capital & Treas.            400               1,426
  Retained Earnings                 2,926              45,844
                                 --------------      --------------
Total Equity                     $254,966             $48,270
                                 --------------      --------------
Total Liabilities & Equity       $881,998            $618,789
                                 ==============      ==============

See Accompanying Notes to Financial Statements

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 28, 1997
                               AND MARCH 31, 1996
                                  (Unaudited)

                                      Quarter            Quarter
                                      Ending             Ending
                                      March 28,          March 31,
                                      1997               1996
                                      -------------      -------------

Net Income (Loss)                       $10,517             $8,769

Depreciation & Amortization             $10,339             $3,067


Changes in Assets & Liabilities:
  Accounts Receivable                  ($83,172)         ($246,371)
  Other Current Assets                  ($4,043)              $432
  Other Non-current Assets               $4,400                 $0
  Accounts Payable                         $293            ($1,708)
  Other Current Liabilities            $277,360           $138,088)
                                      -------------      -------------

Net Cash (Used for) Provided
  By Operating Activities              $215,694           ($97,723)

Investment Activities                  ($10,938)           ($7,923)

Financing Activities                   ($71,059)           $53,275
                                      -------------      -------------

Net Increase (Decrease) in             $133,697           ($52,372)
  Cash or Cash Equivalents

Cash & Cash Equivalents:
  Beginning of Period                   $19,525            $85,138

  End of Period                        $153,222            $32,766
                                      =============      =============

See Accompanying Notes to Financial Statements

                        ACADIA NATIONAL HEALTH SYSTEMS, INC.

                           NOTES TO FINANCIAL STATEMENTS

                                  March 28, 1997

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

Note 2. Net Income Per Common Share

     Computation of net income per common share was based on the weighted average number of shares outstanding during such periods. These amounted to 3,733,987 shares for the three months ending March 28, 1997 and 3,733,987 shares for the three months ending March 31, 1996 as adjusted for the reorganization.

Note 3. Long Term Debt - Short Term Financing

     The total of lines of credit drawn upon (outstanding) from Peoples Heritage Bank ("Bank") as of March 28, 1997 was $180,051 on a $500,000 demand line limit, compared to $163,917 at March 31, 1996.

       On October 01, 1996, Bank provided the Company an additional $100,000 term loan, of which $94,802 is outstanding. All loans made by Bank under such facilities are renewable annually.

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

Note 5. Additional Events

     A. On October 01, 1996 Peoples Heritage Bank provided the
Company an additional $100,000 term loan.

     B. Since October 01, 1996, the Company utilized and has outstanding $94,802 of the credit facilities provided by Peoples Heritage Bank.

     C. On March 18, 1997 Peoples Heritage Bank provided the Company an additional $250,000 line of credit bringing the total line of credit to $500,000. This total line of credit is secured by the accounts receivable and equipment of the Company, with a personal guarantee by the chief executive officer and majority stockholder.

                        ACADIA NATIONAL HEALTH SYSTEMS, INC.

                              MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS

                                    March 28, 1997

RESULTS OF OPERATIONS:
======================
THREE MONTHS ENDING MARCH 28, 1997
=====================================

Note:
Acadia National Health Systems purchased the assets of Physician Resources, Inc. on September 27, 1996, and took over the operations of that company as of September 28, the first day of the fiscal quarter and year. It did not conduct operations prior to this date. All activities for the quarter are compared with the operations of Physician Resources for the same quarter a year earlier. Comparative results have not been adjusted for the difference between Physician Resources' calendar quarters ending in a calendar month end and Acadia's fiscal quarters ending on the last Friday of a calendar month.

Financial Accounting Standard No. 96 "Accounting for Income Taxes" which requires that no later than 1996, companies change from the deferred method to the liability method of accounting for income taxes, has not been adopted by the Company for 1996. Implementation of the Standard is not expected to have any material affect on the Company's financial condition or results of operations.

SALES
Sales for the period of $176,839 were up $40,340 or 29.6% from the corresponding period in 1996. This was principally due to a 134% growth in the Waivered Foster Care program. Additionally, billing service for three new medical practices contributed to sales. There were no software or franchise sales during the period.

OPERATING EXPENSES
Operating expenses were $31,344 more during the period, principally due to ongoing consulting services in addition to increases in depreciation, office supplies and salaries & wages.

OPERATING INCOME
Operating income for the quarter was $32,393, compared to a gain of $23,397 for the comparable quarter in 1996. The improvement of $8,996 was principally due to increased sales from the Waivered Billing program.

OTHER INCOME (EXPENSE)
Non-operating expenses increased 11% to $16,252. The Company incurred non-recurring expenses of $8,227 associated with the software conversion and for consulting services related to becoming a reporting company under the Securities Exchange Act of 1934 (the "Exchange Act").
Interest expense increased 66% to $8,025 as a result of higher credit line balances.

INCOME TAXES
Physician Resources was an S Corporation and incurred no tax liability. Acadia is a C Corporation that accrued $5,624 combined State and Federal tax liability for current quarter earnings.

NET INCOME
Acadia earnings of $10,517 were $0.0028 per share on 3,733,987 outstanding common shares.

LIQUIDITY AND CAPITAL RESOURCES
Accounts receivable increased $63,859 from March 31, 1996, to March 28, 1997, principally due to the rapid growth of the Waivered accounts receivable financing program. During this same period, the Company added $67,131 in property, plant and equipment, principally computer systems and related equipment. Acadia spent $16,504 in Corporate organization costs associated with preparation of a Uniform Franchise Offering Circular
(UFOC) and startup of Acadia as a reporting company. The Company has spent $180,051 of the expanded $500,000 line of credit.
Anticipated Acadia market activities and a planned acquisition will place additional demands on liquidity during the remainder of the year.
On March 18, 1997, Management expanded its line of credit with its principal lender, Peoples Heritage Bank, by an additional $250,000.
The loan is secured by accounts receivable and equipment with a personal guarantee of Thomas N. Hackett and will be used to fund working capital, increased organizational infrastructure and a potential acquisition.
The loan will bridge to a stock issue anticipated in the fourth quarter of FY 1997 or the first quarter of FY 1998. The timing and amounts of these financing actions are consistent with Acadia's business plan and its strategy of using short term debt to fund operations ahead of periodic stock offerings.

OTHER INFORMATION
=================

SOFTWARE CONVERSION AND PREPARATION FOR EXPANDED SALES ACTIVITY
During the second quarter, Acadia finished its conversion of its billing software from an obsolete Unix-based system to state-or-the-art data base technology and the Microsoft NT server. This system now enables Acadia to offer clients a variety of its own products as well as Microsoft products running on the network. The conversion and training ramp up were necessary first steps, learning internally in anticipation of offering these technologies to outside clients. During the third quarter, the Company will be offering the software for sale. The software will be an important part of its franchise system offering as well.
The Company will derive significant income late in FY 1997 from the sale and rental of these software products under agreements with its software vendors. As of May 12, 1997, three major software sales are in the late stages of negotiation.

UNIFORM FRANCHISE OFFERING CIRCULAR (UFOC)
The Company is preparing a UFOC for filing with the Federal Trade Commission ("FTC") in the third quarter and anticipates selling Acadia franchises during the fourth quarter. Franchisees will be offered the opportunity to market Acadia's billing systems technology, other brand name products and related support services to tertiary markets throughout the country. This timeline is not consistent with the Company's original business plans and will adversely effect future sales and earnings.

MAJOR ACQUISITION
The Company will initiate discussions considering a major acquisition that will greatly strengthen the product line.

SALES TRENDS
Trends in Acadia's existing business lines, medical billing services and billing and receivable financing for waivered foster home care, are positive, with 1996 growth anticipated continuing at an expanded rate throughout
FY 1997. Software sales, franchising and related support services are expected to result in major revenue and earnings increases in FY 1997 and beyond. A unique franchising structure will enable the Company to grow at a network pace that is substantially faster than the growth of individual operating units.

BUSINESS AND PROPERTIES OF ACADIA NATIONAL HEALTH SYSTEMS, INC.
===============================================================

HISTORY

Thomas N. Hackett founded what later became Physician Resources (PRI) in 1971 as the financial services arm of Advantage Business Services.
In 1990 bookkeeping and doctor billing were separated as Bookkeeping Resources, Inc. In 1992 doctor billing was moved to a new company, Physician Resources, Inc., and commercial bookkeeping operations ceased. Physician Resources provided practice management, invoicing and accounts receivable collection services for doctors offices, foster homes and hospital-based practices. During this entire period, the company was not focused on growth, but concentrated on quality operations and long-term business relationships. In the summer of 1996, the principals formed Acadia National Health Systems, a Colorado corporation that will be the legal platform for a nationwide Physician Practice Management Company (PPMC). The assets of Physician Resources were acquired by Acadia in September 1996. Personnel, procedures and experiences gained in 25 years of medical billing and practice management, combined with experience in software and hardware sales that are coupled with innovative franchising methods, will allow Acadia to become a national competitor.

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

OBJECTIVES, NEAR-TERM

On January 13, 1997, Acadia's Securities and Exchange Commission (the S.E.C.") application Form 10SB was effectuated. On May 12, 1997 the Division of Corporation Finance at the S.E.C. issued "clearance" on all previous comments to the registration statement and subsequently filed amendments. Currently, the Company is awaiting the National Association of Securities Dealers (the "N.A.S.D.") acceptance pursuant to the filing of a Form 211 and accompanying Information and Disclosure Statement. The Company will then commence trading on the Over-the-Counter ("OTC") Bulletin Board market during the third quarter of FY 1997. This will ultimately allow the Company to approach capital markets and enable it to position itself for the raising of equity needed to fuel growth. Access to public markets is critical, since the growth rates will be too rapid to fund through earnings or debt.

The founder and CEO of Acadia, Thomas N. Hackett, also founded a nationally franchised payroll processing company, Advantage Business Services. Since franchising began thirteen years ago, Advantage has grown to become the eighth largest payroll company in the United States. Although Mr. Hackett is not active in Advantage on a daily basis, his many years of managing PRI and his experiences in franchising a financial/data processing service are directly transferable to medical billing. Acadia will complete franchising documents for FTC compliance during the third quarter of FY 1997.

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

Acadia completed implementation of significantly expanded software technology in the second quarter of FY 1997. This system includes the capability of: automated patient appointment scheduling, electronic charting features, electronic billing, direct funds transfer and distributed data processing with multiple location data entry and discrete paper copy printing, unlimited client accounts and patient census, all running on the NT platform. Later, full service computerized patient charting systems, document management systems and state of the art dictation technology will be added. These attributes will provide the technological base that will reinforce the company as a major player in tertiary markets and a clearinghouse for franchised medical billing activities.

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


                                ACADIA NATIONAL HEALTH SYSTEMS, INC.
                                Registrant


May 15, 1997                    Mark T. Thatcher
Date                            MARK T. THATCHER,
                                Filing Agent


May 15, 1997                    Thomas N. Hackett
Date                            THOMAS N. HACKETT
                                Principal Executive Officer