Form 10QSB
period 1997-06-27
ACADIA NATIONAL HEALTH SYSTEMS INC
filed 1997-08-18
CIK 1026491

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                 FORM 10-QSB


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the quarterly period ended           June 27, 1997

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


            Registrant's telephone number, including area code:
                            (207) 777-3423

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

     Common Stock, $0 Par Value - 3,733,987 shares as of
June 27, 1997.


PART I - FINANCIAL INFORMATION


                                ACADIA NATIONAL HEALTH SYSTEMS, INC.

                                         STATEMENT OF INCOME

                                        FOR THE THREE MONTHS

                               ENDED JUNE 27, 1997 AND JUNE 30, 1996
                                             (Unaudited)

                             Three months ended             Three months ended
                             June 27                        June 30
                             __________________             _________________
                             1997                           1996
                             ________                       ________

Sales                        $156,355                       $152,457

Operating Expenses           $159,312                       $113,411
                             --------                       --------

Net Operating Income          (2,957)                         39,045

Other Income/(Expense), Net   (7,767)                        (20,304)
                             --------                      ---------

Net Income Before Taxes      (10,724)                         18,742

Provision for Income Taxes     2,405                               0
                             --------                       --------

Net Income                   ($8,318)                        $18,742
                            =========                       ========

Net Income Per
Common Share                 ($0.002)                         $0.005

Weighted Average Number
of Common Shares
Outstanding                3,733,987                       3,733,987

     See Accompanying
Notes to Financial
Statements


                             ACADIA NATIONAL HEALTH SYSTEMS, INC.
                                       BALANCE SHEETS
                                         (Unaudited)


                                 June 27, 1997                   June 30, 1996
                                 ______________                  ______________


Current Assets:
  Cash-Operating                 $ 101,585                       $ 173,030
  Accounts Receivable              416,380                         208,559
  Unbilled Work at Estimated
    Realizable Value                74,836                          57,816
  Inventories                        4,091                           5,834
  Other Current Assets               4,371                           2,328
                                 --------------                  --------------
  Total Current Assets            $683,550                        $447,567

Prop., Plant & Equip.:
  Cost                             169,596                         101,557
  Less Accum. Depr.                (73,837)                        (58,626)
                                 --------------                  --------------
                                   $95,758                         $42,932

Other Assets:
  Deferred Income Taxes              7,500                               0
  Organization Cost                 34,110                          17,850
  Less Accum. Amort.                (4,912)                              0
                                 --------------                  --------------
Total Assets                      $816,006                        $508,349
                                 ==============                  ==============

Current Liabilities:
  Accounts Payable                $  1,568                          $  351
  Line of Credit                   259,446                         193,917
  Accrued Expense                  196,220                         105,022
  Current Portion of
     Long Term Notes                18,000                         128,046
                                 --------------                  --------------
Total Current Liabilities         $475,233                        $427,336

Long Term Liabilities:
  Long Term Debt                    93,349                          14,000
  Other Non-Current Liab.                0                               0
                                 --------------                  --------------
Total Liabilities                 $568,582                        $441,336


                                 June 27, 1997                   June 30, 1996
                                 ______________                  ______________

Stockholders' Equity:
  Common Stock                     251,640                          1,000
  Paid In Capital & Treas.           1,715                          1,426
  Retained Earnings                 (5,391)                        64,586
                                 --------------                  --------------
Total Equity                      $274,424                        $67,012
                                 --------------                  --------------
Total Liabilities &
Equity                            $816,006                       $508,348
                                 ==============                  ============

See Accompanying
 Notes to Financial
 Statements


                                    ACADIA NATIONAL HEALTH SYSTEMS, INC.
                                         STATEMENTS OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDED JUNE 27, 1997
                                            AND JUNE 30, 1996
                                               (Unaudited)

                                   Quarter                     Quarter
                                   Ending                      Ending
                                   June 27,                    June 30,
                                   1997                        1996
                                   -------------               -------------

Net Income (Loss)                    ($8,318)                    $18,742

Depreciation & Amortization           $8,417                      $3,701


Changes in Assets & Liabilities:
   Accounts Receivable                $3,914                   ($247,183)
    Other Current  Assets              2,688                        (178)
  Other Non-current Assets               244                           0
  Accounts Payable                    (1,293)                        137
  Other Current Liabilities         (126,248)                   (139,320)
                                   -------------               -------------

Net Cash (Used for) Provided
  By Operating Activities           $120,598                    $130,263

Investment Activities                   (908)                          0

Financing Activities                  69,866                      10,001
                                   ------------                -------------

Net Increase (Decrease) in          ($51,639)                   $140,264
  Cash or Cash Equivalents

Cash & Cash Equivalents:
  Beginning of Period                153,222                      32,766

  End of Period                     $101,583                    $173,030
                                  =============                =============

See Accompanying
 Notes to Financial
 Statements

                  ACADIA NATIONAL HEALTH SYSTEMS, INC.
                     NOTES TO FINANCIAL STATEMENTS

                             June 27, 1997

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

Note 2. Net Income Per Common Share

     Computation of net income per common share was based on the weighted average number of shares outstanding during such periods. These amounted to 3,733,987 shares for the three months ending June 27, 1997 and 3,733,987 shares for the three months ending June 30, 1996 as adjusted for the reorganization.

Note 3. Long Term Debt - Short Term Financing

     The total of lines of credit drawn upon (outstanding) from Peoples Heritage Bank ("Bank") as of June 27, 1997 was $259,446 on a
$500,000 demand line limit, compared to $193,917 at June 30, 1996.

       On October 01, 1996, Bank provided the Company an additional $100,000 term loan, of which $90,499 is outstanding. All loans made by Bank under such facilities are renewable annually.

     All loans and repayment of lines of credit payable to Bank and future borrowings under any such credit facilities have been collateralized by the accounts receivable and equipment of the Company.

Note 4. Majority Stockholder

     On June 27, 1997, Mr. Thomas N. Hackett and Peacock Hill Farm
Limited Liability Company, of which Mr. Hackett had total voting authority, owned approximately 77% of the Common Stock of the Company.

Note 5. Additional Bank Financing Events

     A. On October 01, 1996 Peoples Heritage Bank provided the
Company an additional $100,000 term loan.

     B. On March 18, 1997 People's Heritage Bank provided the Company an additional $250,000 line of credit bringing the total line of credit to $500,000. This total line of credit is secured by the accounts receivable and equipment of the Company.

               ACADIA NATIONAL HEALTH SYSTEMS, INC.
                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                          June 27, 1997

RESULTS OF OPERATIONS:
======================
THREE MONTHS ENDING JUNE 27, 1997
=====================================

Note:
Acadia National Health Systems purchased the assets of Physician
Resources, Inc. on September 27, 1996, and took over the operations of that company as of September 28, the first day of the fiscal quarter and year. It did not conduct operations prior to this date.
All activities for the current quarter are compared with the operations of Physician Resources for the same quarter a year earlier. Comparative results have not been adjusted for the difference between Physician Resources' calendar quarters ending in a calendar month end and Acadia's fiscal quarters ending on the last Friday of a calendar month.

SALES
Sales for the period of $156,355 were up $3,898 or 2.6% from the corresponding period in 1996. This was principally due to continued growth in the Waivered Foster Care program. There were no software or franchise sales during the period.

OPERATING EXPENSES
Operating expenses increased $45,901 during the period, principally due to ongoing consulting services incurred in taking the Company public, in addition to increases in depreciation, office supplies and salaries and wages for additional members of Senior Manage-ment, also in preparation of becoming a reporting Company.

OPERATING INCOME
An operating loss for the quarter was $8,318, compared to a gain of $18,742 for the comparable quarter in 1996. This loss was principally due to unusual consulting expenses and employment of executive staff prior to public trading and expansion.

Operating expenses increased 40% to $159,312. The Company incurred non-recurring expenses of $14,648 in consulting and legal expenses. Interest expense increased 98% to $22,558 as a result of higher credit line balances primarily used in its waivered foster care services.

INCOME TAXES
Physician Resources was an S Corporation and incurred no tax liability. Acadia is a C Corporation that accrued $2,405 combined State and Federal tax credits for current quarter earnings.

NET INCOME
Acadia's loss of $8,318 were ($0.002) per share on 3,733,987 outstanding common shares.

LIQUIDITY AND CAPITAL RESOURCES
Accounts Receivable increased $224,841 from June 30, 1996, to June
27, 1997, principally due to the rapid growth of the Waivered Foster Home program. These are solid receivables due from the State of Maine. During this same period, the Company added
$60,039 in property, plant and equipment, principally computer systems and related equipment. Acadia spent $101,519 during the first three quarters of its fiscal year, September 28, 1996 through June
27, 1997 in Corporate organization costs associated with preparation of a Uniform Franchise Offering Circular (UFOC) and startup of Acadia as a reporting company. Anticipated Acadia market activities and planned acquisitions will place additional demands on liquidity during the remainder of the year.

OTHER INFORMATION
===================

SOFTWARE CONVERSION AND PREPARATION FOR EXPANDED SALES ACTIVITY
During the second quarter, Acadia finished its conversion of its billing software from an obsolete Unix-based system to state-of-the-art data base technology and the Microsoft NT server. This system now enables Acadia to offer clients a variety of its own products and also Microsoft products running on the network. The conversion was a necessary first step, learning internally in anticipation of offering these technologies to outside clients. During the third quarter, the Company continued offering the software for sale.

UNIFORM FRANCHISE OFFERING CIRCULAR (UFOC)
The Company is preparing a UFOC for filing with the FTC in the fourth quarter and anticipates selling Acadia franchises as soon as approval is obtained. Franchisees will be offered the opportunity to market Acadia's billing systems technology, other brand name products and related support services to tertiary markets throughout the country. This timeline is a delay from our original business plans and will adversely effect future sales and earnings from this product line.

MAJOR ACQUISITION
The Company has initiated discussions with various companies towards major acquisitions that will greatly strengthen Acadia and its product lines.

SALES TRENDS
Trends in Acadia's existing business lines, medical billing services and billing for waivered foster home care, are positive, with expected growth throughout FY 1997 and FY 1998. Software sales, franchising, related support services and major acquisitions are expected to result in significant revenue and earnings increases in FY 1998 and beyond.

BUSINESS AND PROPERTIES OF ACADIA NATIONAL HEALTH SYSTEMS, INC.
===================================================================

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

On May 25, 1997, Thomas N. Hackett passed away unexpectedly.
Two members of Senior Management are purchasing the majority of his shares held by estate and intend to add other key leadership personnel immediately. A full Board of Directors and officers will be fully functional by the end of the FY 1997.

The doctor billing service has undergone several technical transitions since its inception. In the early days the service supported physicians who wished to avoid an elaborate business function or complex computer systems. As computer systems became simpler and easier to use, the company found other value added services to retain clients. This led to practice management consulting and, in the last few years, electronic billing and medical service financing. Many health service payers, led by Medicare and Medicaid, have begun to require electronic billing to reduce processing costs. Electronic billing brought the added benefit of improved reliability and timeliness of third party payments. This improved medical practice creates asset utilization and profitability. Since electronic billing requires complex data modalities and sophisticated software procedures, it is more adaptable to a high volume billing service than to a single medical practitioner. This was a very successful service for Physician Resources and continues to grow briskly within Acadia.
The company just completed expanding its state-of-the-art full-featured software system that will become a key component for a national billing service.

OBJECTIVES, NEAR-TERM

On January 13, 1997, Acadia's SEC application Form 10SB was effectuated.
On May 20, 1997, the Company received NASD acceptance pursuant to the filing of a Form 211 and accompanying Information and Disclosure Statement, and began to trade on the OTC market during the third quarter of FY
1997. This has allowed the Company to approach capital markets and initiate the raising of equity needed to fuel growth and consummate a first series of acquisitions. Access to public markets is critical, since the growth rates will be too rapid to fund through earnings or debt.

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

OBJECTIVES, LONG-TERM

Acadia will create a franchised network of local entrepreneurs and other companies to market full service Physician Practice Management (PPM) services regionally and then nationally. Franchisees (Associates) will sell practice management, billing, operations financing, accounting and office systems services to doctors, foster homes and other small and medium sized health care providers. They will also seek joint venture and strategic partner alliances. Acadia's home office will provide centralized and decentralized professional and data support, training, counseling, cash control and other management services for Franchisees (Associates).

The Company will grow through strategic acquisitions, joint ventures and internal expansion. Many smaller billing services, and some practice management consultancies, are ill equipped to deal with the changes occurring in the health care market and the regulatory environment. These are candidates for affiliation. Acadia intends to grow its business through mergers and acquisitions of companies whose business philosophy is based on producing a high quality product, whose management is dedicated to long term ethical growth and whose organization and structure are complimentary to Acadia's vision of a superior company with a superior product.

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

         None

Item #5  Other Information

         None

Item #6  Exhibits and Reports on Form 8-K

         a. Exhibits

            Exhibit 27. Financial Data Schedule

         b. Reports on Form 8-K

            Reports have been filed on Form 8-K during this quarter as follows:

            8-K, June 05, 1997, Item 5, Other Events

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


                             ACADIA NATIONAL HEALTH SYSTEMS, INC.
                             Registrant


August 15, 1997              Mark T. Thatcher
Date

                             MARK T. THATCHER,
                             Filing Agent


August 15, 1997

                             Paul W. Chute

Date                         PAUL W. CHUTE,
                             Principal Executive Officer