Form 10QSB/A
period 1997-06-27
ACADIA NATIONAL HEALTH SYSTEMS INC
filed 1997-08-18
CIK 1026491

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                                 FORM 10-QSB/A


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

     See Accompanying
Notes to Financial
Statements


                             ACADIA NATIONAL HEALTH SYSTEMS, INC.
                                       BALANCE SHEETS
                                         (Unaudited)


                                 June 27, 1997                   June 30, 1996
                                 ______________                  ______________


Current Assets:
  Cash-Operating                 $ 101,585                       $ 173,030
  Accounts Receivable              416,380                         208,559
  Unbilled Work at Estimated
    Realizable Value                74,836                          57,816
  Inventories                        4,091                           5,834
  Other Current Assets               4,371                           2,328
                                 --------------                  --------------
  Total Current Assets            $683,550                        $447,567

Prop., Plant & Equip.:
  Cost                             169,596                         101,557
  Less Accum. Depr.                (73,837)                        (58,626)
                                 --------------                  --------------
                                   $95,758                         $42,932

Other Assets:
  Deferred Income Taxes              7,500                               0
  Organization Cost                 34,110                          17,850
  Less Accum. Amort.                (4,912)                              0
                                 --------------                  --------------
Total Assets                      $816,006                        $508,349
                                 ==============                  ==============

Current Liabilities:
  Accounts Payable                $  1,568                          $  351
  Line of Credit                   259,446                         193,917
  Accrued Expense                  196,220                         105,022
  Current Portion of
     Long Term Notes                18,000                         128,046
                                 --------------                  --------------
Total Current Liabilities         $475,233                        $427,336

Long Term Liabilities:
  Long Term Debt                    93,349                          14,000
  Other Non-Current Liab.                0                               0
                                 --------------                  --------------
Total Liabilities                 $568,582                        $441,336


                                 June 27, 1997                   June 30, 1996
                                 ______________                  ______________

Stockholders' Equity:
  Common Stock                     251,640                          1,000
  Paid In Capital & Treas.           1,175                          1,426
  Retained Earnings                 (5,391)                        64,586
                                 --------------                  --------------
Total Equity                      $247,424                        $67,012
                                 --------------                  --------------
Total Liabilities &
Equity                            $816,006                       $508,348
                                 ==============                  ============

See Accompanying
 Notes to Financial
 Statements


                                    ACADIA NATIONAL HEALTH SYSTEMS, INC.
                                         STATEMENTS OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDED JUNE 27, 1997
                                            AND JUNE 30, 1996
                                               (Unaudited)

                                   Quarter                     Quarter
                                   Ending                      Ending
                                   June 27,                    June 30,
                                   1997                        1996
                                   -------------               -------------

Net Income (Loss)                    ($8,318)                    $18,742

Depreciation & Amortization           $8,417                      $3,701


Changes in Assets & Liabilities:
   Accounts Receivable                $3,914                    $247,183
    Other Current  Assets              2,688                        (178)
  Other Non-current Assets               244                           0
  Accounts Payable                    (1,293)                        137
  Other Current Liabilities         (126,248)                   (139,320)
                                   -------------               -------------

Net Cash (Used for) Provided
  By Operating Activities          ($120,598)                   $130,263

Investment Activities                   (908)                          0

Financing Activities                  69,866                      10,001
                                   ------------                -------------

Net Increase (Decrease) in          ($51,639)                   $140,264
  Cash or Cash Equivalents

Cash & Cash Equivalents:
  Beginning of Period                153,222                      32,766

  End of Period                     $101,583                    $173,030
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


                             ACADIA NATIONAL HEALTH SYSTEMS, INC.
                             Registrant


August 18, 1997              Mark T. Thatcher
Date

                             MARK T. THATCHER,
                             Filing Agent


August 18, 1997

                             Paul W. Chute

Date                         PAUL W. CHUTE,
                             Principal Executive Officer