Form 10KSB
period 1997-09-26
ACADIA NATIONAL HEALTH SYSTEMS INC
filed 1997-12-24
CIK 1026491

                                      FORM 10-KSB

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]   FOR THE FISCAL YEAR ENDED

    SEPTEMBER 26, 1997

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    [NO FEE REQUIRED] for the transition period from

     ____________ to ____________

    Commission file number: 000-28976

                     ACADIA NATIONAL HEALTH SYSTEMS, INC.
               (Name of small business issuer in its charter)

   COLORAD                                             72-1234136
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification Number)

   460 Main Street
   Lewiston, Maine                                     04240

   (Address of principal executive offices)            (Zip Code)

   Issuer's telephone number, including area code:  (207) 777-3423

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class                Name of each exchange on which registered

                                   NONE

Securities registered pursuant to section 12(g) of the Securities Exchange Act:

COMMON STOCK,
NO PAR VALUE PER SHARE             NASD

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year:  $748,958
The aggregate market value of the 3,733,987 shares of Common Stock held by non-affiliates was $2.12 as of September 26, 1997. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the closing sales of such shares on The OTC: Bulletin Board Market on such date.

As of September 26, 1997, 3,733,987 shares of the issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

See Part III, Item 13, Exhibits and Reports on Form 8-K

Transitional Small Business Disclosure Format:  Yes     No  X

PART I

ITEM 1. DESCRIPTION OF BUSINESS

EXECUTIVE SUMMARY

Acadia National Health Systems, Inc. became a fully reporting company in January of 1997 under section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"). Later in May 1997, Acadia received clearance on its registration statement filed with the Securities and Exchange Commission ("S.E.C.") as well as clearance from the National Association of Securities Dealers ("NASD") National Market System Over-The-Counter Bulletin Board ("OTC:BB") trading under the ticker symbol "ACAD". The company was formed to become a major national Medical Management Services Organization (MSO) over the next five years. MSOs offer billing, consulting, software, business systems, related services and financing to physicians and other health care providers. In a growing managed care environment, these firms offer business resources to an industry that is traditionally clinically oriented.

MSOs offer doctors and other medical providers an alternative that puts them at the forefront of health care reform while positioning them to have choices regarding their autonomy and profits. MSOs have enjoyed average annual sales increases of more than 50 percent over the last seven years and have been well received in the stock market with very high price earnings ratios.

In September 1996, Acadia purchased the assets of Physician Resources, Inc., a billing service founded 25 years ago. Physician Resources, Inc. focused on small practices in tertiary markets ignored by the major MSO players; Acadia through franchising and marketing will continue to expand this area. It will combine the experiences of its leadership team with expanded executive talent. Acadia's management also has extensive experience in national and international franchising.

In December 1996, Acadia completed conversion to the HEALTHPAC software technology. The software includes automated scheduling, managed care monitoring, electronic billing, electronic remittance, distributed and central data processing, multiple location data entry and paper copy printing, unlimited client accounts, patient census and electronic data interfaces with other systems. Later, full service computerized patient charting systems will be added. These attributes will provide the technological base that will permit the company to become a clearinghouse for franchised medical billing activities.

Acadia will become a major national MSO within five years and will accomplish this goal by developing and expanding its marketing along five primary fronts:

BILLING SERVICE

Billing is and will continue to be the cornerstone of Acadia's business, with more than 88% of the revenue coming from this source. Billing is often the first service a provider seeks and becomes the entry toward offering other services.

SOFTWARE

HEALTHPAC software will be marketed extensively through various software trade shows/exhibitions, publications and electronic marketing literature. It will be the engine for Acadia's operation. With over 90 installations throughout the United States, many become potential advocates of the software, in addition to possibly being candidates for mergers or acquisitions to our universe of health care services.

CONSULTING

Acadia plans to acquire a dedicated practice management company, led by veterans with national exposure to critical medical consulting issues. This experience will add significant marketing exposure and enhanced market visibility to providers who may need some or all of the multifaceted health care services provided by a MSO.

FRANCHISING

Franchising is a small but critical marketing tool that opens up new entrepreneurial markets for a cost-efficient turnkey system. A Uniform Franchise Offering Circular ("UFOC") is being prepared and accompanied by sophisticated Area Developer Agreements ("ADA"'s), Internal Operations and Training Manuals. Acadia will continue to expand its franchise platform by securing ADA relationships, selling Master Franchises and entering into joint venture agreements. These franchising relationships will assist Acadia's expansion throughout the country by associating with select regional operators who will bridge territorial barriers that typically exist in targeting distant market segments.

Acadia will also position its franchising platform to expand on an international level. Several members of the Acadia management team possess international franchising experience and will assist the Company in establishing relationships abroad that will lead to the sale of Master Franchises in targeted countries. Acadia will be introduced to representatives from international franchising associations and business development centers, and will participate in international franchise trade shows. Franchise Solutions and Information Systems, of Portsmouth, New Hampshire, will assist Acadia in marketing and sales of franchises.

MERGERS AND ACQUISITIONS

Planned mergers and acquisitions will add sales volume, in-house software capability and an experienced practice management team to Acadia's historical strength in medical billing. The Company will work with a secondary stock offering advisor during early 1998 to propel to an accelerated growth rate over the next five years. Funds from the offering will be used to merge with or acquire other MSOs, expand leadership and the management team, implement a national marketing and sales program and promote the licensed technology, HEALTHPAC.

Potential merger partners will bring one or more top level executives in the disciplines of general management, health care finance, billing operations, practice management consulting, software development, business law or investor relations. These executives will have extensive sales and marketing experience in their respective credentials. These skills and experiences are complimentary with a minimum of overlap. The new Acadia will have a core management team of company founders, each with extensive company experience in their field.

OBJECTIVES (SHORT-TERM)

The combination of billing services, software, consulting, franchising, mergers and acquisitions, orchestrated by national and regional dynamic sales directors, exponentially add to the marketing penetration of our products. With these driving vehicles, our position as an MSO, through mergers, acquisitions and franchising, the company will successfully infiltrate and become a leader in the industry. Mergers will give Acadia the critical mass needed to defend this growth methodology.

Acadia will market billing, practice management consulting, systems and other physician orientated business services to small medical practices in tertiary markets as well as large medical group organizations in urban areas. Catering to these markets will play to small practice strengths inherited from Physician Resources and large group practice strengths transmitted from a potential merger candidate.

The company will take advantage of several existing market conditions and national trends to achieve accelerated growth:

- Managed care, Medicare reform and other third party payer changes are creating complexity, more rules and new liabilities for medical providers, driving doctor offices and small billing firms out of the medical billing business. The maximum importance is shifting from that needed to submit a bill to that required to fully document the encounter outcomes, protocols, resource utilization and best practices.

- Many of the current major managed care professionals treat doctors as employees, limiting both their incomes and traditional management role. MSOs give doctors an opportunity to be profitable, active partner in reform rather than its victims.

- Cutting edge technology changes including computer networking, the Internet, dedicated Intranets, electronic banking, billing and collections, automated scheduling, computerized patient charting systems, plus distributed data processing leave the doctors office and small billing firms at best inefficient and at worst without access to payment facilities. Discrete systems are giving way to enterprise-wide and automated systems. Acadia already has extensive experience with these new technologies and is currently expanding its state-of-the-art systems.

- Being a franchisee in a growth industry can be very attractive to bright, hard working people. It gives them independence as downsizing in corporate America continues. These radical changes in the health care industry are creating many unemployed professionals eager and financially able to start their own small franchise business. Senior members of our management team have extensive experience in franchising in both national and international markets and will apply their knowledge to the MSO field.

- Acadia addresses the national trend toward health care organization alliances. Its strengths in medical industry expertise, business leadership, capitalization, computer systems and franchising will lead to strategic partnerships, joint ventures and other rapid growth mechanisms. Small and medium-sized billing and practice management companies will find that joining Acadia is a good business strategy.

- Developments throughout international markets continue to suggest that Acadia will be able to penetrate those markets through implementation of its franchising platform. Recent studies suggest that China is home to over one hundred thirty million (130,000,000) people who can afford private medical services. India, Mexico, South America and Europe also present attractive markets to secure master franchising relationships.

Acadia will assimilate the operations of future acquisitions, streamlining and standardizing of functions. Lead locations and executives will be established for each service. New positions in marketing and sales will be recruited. Field personnel, including sales, operations managers and systems maintenance, will report to the head of their particular department. Thus, the Company will have a top level manager in nearly every location yet each employee will have a supervisor who really understands his/her discipline.

We will implement an aggressive marketing and sales program for services, software, mergers and franchises. The field sales force will focus on selling medical billing clients and identifying opportunities for other services or relationships. These prospects will be referred to high-level, product line specialists in: software, practice management, mergers or franchising. Each product line will have a separate marketing program tailored to its particular opportunities and needs. For example, the software division will continue to market extensively through trade shows, while mergers, acquisitions and franchising will concentrate on trade associations and personal relationships.

The following positions are being  recruited in 1998:

National Marketing and Sales Manager - will work with the Chief Executive Officer to establish new mergers and acquisitions, franchises, strategic alliances, joint ventures and clients. This person will recruit franchises and assist in their training and motivation to fully empower them for their role of selling services to medical providers. The individual selected will be a career sales leader and manager with extensive prior national experience in the medical industry, financial services, franchising or a combination of all three. He or she will share a vision of Acadia becoming one of the top 20 Medical Management Services Organization in the country within five years.

Compliance Officer - will develop and monitor a comprehensive written plan for meeting state and federal regulatory standards for Acadia and its clients. The compliance function will be a profit center. It will include employee training, procedures for detecting and reporting infractions and for responding to violation reports. The person selected will be thoroughly familiar with current regulations and will strive to maintain currency.

Chief Financial Officer - will be a CPA or CPA/MBA with experience in the medical industry. The Chief Financial Officer will manage Acadia's balance sheet, budgets and cash flows, work with underwriters, investors and lenders to give Acadia the financial platform for rapidly expanding operations. This person will participate in due diligence activities on joint ventures, strategic alliances, acquisitions, franchising, and provider setup. They will be a primary liaison with the legal staff in codifying all financial arrangements. The individual selected will be an entrepreneurial personality with extensive financial management experience, excellent analytical skills and prior Chief Financial Officer experience in a rapidly expanding company.

OBJECTIVES (LONG-TERM)

The doctor billing service has undergone several technical transitions since its inception. In the early days the service supported physicians who wished to avoid an elaborate business function or complex computer systems. As technology became simpler and easier to use, the Company found other value added services to retain clients. This led to practice management consulting and in the last few years, electronic billing. Many health service payers, led by Medicare and Medicaid, have begun to require electronic billing to reduce processing costs. Electronic billing brought the added benefit of improved reliability and timeliness of third party payments. This improved medical practice asset utilization and profitability. Since electronic billing requires complex data modalities and sophisticated software procedures, it is more adaptable to a high-volume billing service than to a single medical practitioner. This has been a very successful service for Acadia and continues to grow briskly. The Company is continually expanding its licensed state-of-the-art, full-featured software system as a key building block of its national billing service.

Acadia's long-term objectives fall into seven broad categories:

1.     Billing Services

Significant internal growth is projected utilizing a new and dynamic marketing and sales program, directed through the regional operations centers.

Billing service represent a drastic reduction in operating costs and capital investment from in-house operations while creating a variable expense to the provider. Billing personnel are better trained, more focused on the task and use up-to-date technology. Larger billing staff affords flexibility to bill on time during employee absences and vacation. Providers can replace expensive, obsolete computer or manual systems for a less expensive monthly fee and be assured that bills follow the correct form and regulation. Correct coding reduces claim rejection rates from in-house processing while avoiding regulatory violations. Electronic filing significantly expedites the collection of fees. The billing service offers very high level practice management advice plus general financial guidance for the providers.

Small practices that cannot afford a massive billing operation can now have state-of-the-art patient service and billing procedures:

For the first time, providers will need to market their services to large groups, MSOs and IPAs in order to have an adequate business base. MSOs such as Acadia can provide a market conduit to reach these new large players.

Automated patient scheduling

-   Accurate CPT coding

- Data, audit trails and staff to support successful payer audits without disruption of the regular work flow and without penalties for noncompliance

-   Electronic filing and electronic funds transfer for faster processing

-   More frequent billing for improved cash flow

- Monitoring action on denials and delinquencies to eliminate orphaned claims

- The ability to interface with all payers including Medicare, Medicaid, group insurances, managed care (capitation) and private pay

- Historical databases with reports that will support negotiated capitation rates in managed care environments, including services by

     >     contract (employer or provider)
     >     code
     >     complete utilization review and profit analysis

- Optional internal control through medical office terminals for original entry. These can be occupied by provider staff or by billing service employees

-   Separate billing becomes a vital component of Group Practice Without Walls
    (GPWW). Volume and comprehensive services give GPWW providers negotiating power with managed care organizations

Specialization, increased capital intensity and technological change are leading to increased outsourcing in all areas of human commerce. The health industry is no exception. Today's communications technology makes it practical to deliver medical services in multiple locations, process billing data geographically and audit the data at a centralized location. Increased regulatory pressure will replace the office clerk with a highly-trained billing specialist who processes services strictly for a medical specialty.

2.     Professional Practice Management

Consulting is a dynamic field in high demand to assist independent physicians joining together into large management service organizations (MSO), independent practice associations (IPA) and strategic alliances with physicians as large group practices. The professional consulting division facilitates not only the growth of these relationships, but acts as a conduit for promoting other service products of Acadia, such as billing and information systems technology.

Employment of a practice management consultant will allow professional medical staff to concentrate on clinical issues. Acadia will offer an experienced, objective outside review of office procedures, practices and staffing. A practice manager can perform special projects, such as a fee schedule review and adjustment, that are not within the capacity of in-house staff. The practice manager can also advise principals on business and financial issues encountered in benefits, investment and retirement planning, consolidation, mergers and contract negotiating.

Hospitals are expanding their operations to include primary care medical practices to provide added patient referral flow. Additionally, hospitals offer financing and the security of a steady income to doctors. Frequently, hospital billing systems and staff lack the capacity (or capability) to deal with doctor billing and sophisticated practice management issues. Acadia can offer supplemental services to hospitals that will permit them to own practices without disrupting themselves or upsetting their providers. External billing and practice management can be a win-win situation for all parties.

After decades of health care inflation well in excess of general levels, the public now demands a more efficient and affordable health care delivery system. This led to the growth of managed care and reducing physician autonomy.
Managed care is expected to dominate the market by the end of the century. Physicians need avenues to regain their autonomy while satisfying the demands of public pressure and managed care. Close partnership with efficient business organizations offers the provider medical control and profit incentives. It also gives the physician accurate and predictable business and financial results.

Health care providers, particularly doctors, frequently experience business operations difficulties. The discipline of practice management has evolved to fill this need. Medical practice managers may be accountants, lawyers, business consultants or they may be doctors who have chosen to specialize in the business aspect of medicine. Practice managers work with providers to develop procedures and techniques to improve responsiveness to patients' needs and increase productivity and profitability. They often manage special projects, such as fee schedule negotiations or new clinician screening.

3.     Software and Information Systems Technology

Acadia, through a Master Software Licensing Agreement, has incorporated HEALTHPAC Computer Systems, Inc. as its internal software technology engine and will convert each merger and acquisition to this standard information system for all operating divisions and facilities. A vital component of Acadia's growth, HEALTHPAC provides a solid foundation for communication with medical bill payors and regulators. Information companies must expect that unit service prices will come down steadily as technology improves. Continuous improvement in software for billing, practice management and internal communications will keep Acadia ahead of the price curve.

Our HEALTHPAC license will remain as a separate product line also being used for revenue generation and prelude for future corporate relationships. In addition to its value to Company operations, re-marketing of HEALTHPAC software is a profit center. The software will be sold under license to
Acadia franchisees and independent operations.   With the intense pressure on
medical providers to process and supply data electronically, HEALTHPAC offers answers to these and many other technology issues for small and large providers and other MSOs. This service product has tremendous potential for sales income by the year 2002.

4.     Mergers and Acquisitions

The Company is developing strategic relationships with other influential, quality product practice management companies throughout the East coast.
Some will be candidates for strategic alliances or mergers and acquisitions. Many smaller billing services and some practice management consultants are ill-equipped to deal with the changes occurring in the health care market and the regulatory environment. Some will reach a point of personal and/or financial distress before they seek help. These are also candidates for direct acquisition.

5.     Franchising

Franchisees will sell practice management, billing, accounting and office system services to doctors, foster homes and other small to medium sized health care providers. They will seek joint venture and strategic partner alliances. Acadia's headquarters will provide centralized and decentralized data support, training, counseling and cash control services for franchisees. Much of the franchising support, processing and cash management techniques will be drawn from management's vast experience in the national and international franchising arena.

Acadia will generate domestic leads through personal contacts, law firms specializing in franchising, proprietary databases of recognized area developers, trade shows, media and local business journal advertisement, nationwide business consultant offices, census list manuals, Physician's Online, Dun and Bradstreet, EDGAR, Internet databases and more.

Franchises will market billing, practice management, systems and other physician oriented business services to small medical practices in tertiary markets. Most practices will be less than five physicians and will be found in cities and towns with a population of less than 75,000. Catering to this market will play to small practice strengths inherited from Acadia's roots and simultaneously minimize direct competition.

Franchising of a packaged version of HEALTHPAC software, standardized billing instructions, coding and editing protocols combined with a medical billing compliance program offers Acadia another large opportunity for revenue.

6.International Expansion

Developments throughout international markets continue to suggest that Acadia will be able to penetrate those markets through implementation of its franchising platform. These relationships are sought after by high net worth individuals, partnerships and incorporated associations located in other countries who are consistently seeking business opportunities from the United States. A Master Franchisee's purchase of a U.S. franchise lends market positioning and maturation advantages and the ability to compete successfully within their own countries' boundaries.

Typical relationships require Master Franchisees to pay up-front fees and then continue to share royalty payments with Acadia throughout the duration of the agreement. Acadia will be the first domestic MSO to offer these types of franchising relationships.

Members of the Acadia management team possess international franchising experience and will assist the Company in establishing the relationships abroad that will lead to the sale of Master Franchises in targeted countries. Acadia will be introduced to representatives from international franchising associations (i.e. France, Ireland, Sweden, Spain, Germany, Italy, Morocco, Puerto Rico, the Caribbean, Columbia, Bolivia, Argentina, Peru, Japan, Thailand, Taiwan, China, India and the Middle East), business development centers, marketing experts, consulate departments and international business expositions. Acadia will also participate in international franchise trade shows.

Franchise Solutions and Information Systems, of Portsmouth, New Hampshire, will assist Acadia in the marketing and sales of its franchise packages.

7.     Operations Financing

Acadia National Health Systems, Inc. pioneered financing of waivered foster home care operations in 1994. The waivered foster home program includes small, thinly capitalized boarding homes that incur substantial costs in providing care, but do not normally receive payment for several weeks. The program has been very successful in the last three years and enjoys an excellent growth rate. Revenue from this service is anticipated to grow significantly by the year 2002.

SERVICE DELIVERY METHODS

Acadia and its franchisees will provide business and financial services to smaller health care providers and organizations in suburban and rural areas.

Acadia intends to develop its core business units through internal growth, mergers and acquisitions. Marketing and area development will concentrate around each location with expansion parameters.

Any organization that delivers goods or services over a wide geographic area must contend with centralization of functions and identify duties to be distributed into the field. Since Acadia's core activity will be billing, these issues are first discussed in billing terms.

Some elements require regimentation and tight controls to satisfy fiduciary and regulatory responsibilities. Others must be conservative to foster initiative, creativity and growth. Development of staff, business systems and selection of software to promote this loose/tight approach is a major factor for rapidly growing financial services companies in the information age.

Sales always occur at the client site or a regional office. Sales will be the primary responsibility of the Acadia sales associates. Each will have the latitude to cultivate a variety of relationships with health providers in the designated area and the incentives toward building volume.

The growth of third party payment organizations, both public and commercial, along with their demands for timeliness, quality and technical capability make centralized processing, transactions and quality control essential. As communication costs have fallen, the drawback of processing thousands of miles away has disappeared when compared with the advantages of a large, efficient, tightly managed "back room" organization.

METHODS OF OPERATION (BILLING)

Each medical office has a standard protocol that lists all procedures. The listings reference an industry standard CPT code. Coding errors are among the most common causes of claim rejections or charges of misbilling. After performing a procedure, the provider will complete the appropriate steps that enable Acadia to correctly gather required patient data. This information will be keyed into a computer network, along with general information and third party payment data on each new patient. Compliance management will screen procedures for appropriateness before billing.

Compliance will screen to verify:

1. Both the provider and the patient were appropriate for the procedure. (Example: An orthopedic surgeon could not bill for a cesarean section on a male.)

2. The procedure was appropriate at the stage of care and was not included in some broader procedure billed simultaneously.

Charges not passing the compliance screen will be referred to the compliance staff for additional review, contact with the clinician and possible revisions.

Information will then be stored by payer and invoices generated. Some payers will receive paper invoices by mail and others electronic invoices by telecommunications. Those receiving electronic invoices pay on average
14 days earlier than those who receive paper invoices.

When payment is received, funds will be deposited in a savings escrow account owned by the provider. Each practice will receive a weekly or monthly payment and reconciliation report. Acadia will perform bookkeeping for some practices and provide a full monthly accounting of all activities.

All billing and collection information will be compiled and reported to the practice in summary form. This information will be available as a special report supporting data for fee for services and capitation negotiations with third party payers.

SOFTWARE AND SYSTEMS TECHNOLOGY

Acadia has signed Master Licensing Agreement with a national medical billing software and leading edge technology company, HEALTHPAC. The Company's software operates on a NT network that allows centralized or decentralized processing. Additional considerations are:

1. Windows NT operating system software will have more robust structure, easier maintenance and better capability to interface with multiple systems and disciplines, including:

       >     compliance management software
       >     front-end systems to third party payers
       >     scheduling
       >     electronic data interfaces
       >     clinical systems
       >     managed care reporting
       >     packaged office suite modules
       >     electronic remittances
       >     electronic billing

2. Enhanced native mode communications capabilities for multiple servers and data entry, report output points and several different modes of data transfer<F1>7

3.     Improved data analysis and reporting capability
       >     management performance reporting
       >     demographic and cost analysis in support of rate negotiations for managed care
       >     custom reports for situations not preconceived

4.     Windows type "user friendliness" for
       >     ease of training
       >     improved performance and focus on content rather than process
       >     reduced operator fatigue

HARDWARE

Since Acadia will use Windows NT operating system, most hardware will be IBM compatible equipment locally available throughout the country. To reduce maintenance, repair and connectivity issues, the Company may form a strategic alliance with a national computer dealer.
-------------------------------------------------------------------------------
[FN]     17 Communications technology is being installed piecemeal across the country and Acadia must be equipped to cope with all modes including: voice grade dial up, ISDN, T-1 data line or coaxial (cable TV) cable.

REGULATION

General

The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future. In general, regulation of health care companies is increasing.

Every state imposes licensing requirements on individual physicians and on facilities and services operated by physicians. In addition, federal and state laws regulate HMOs and other managed care organizations. Many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. To date, the Company's clients have been required to obtain certificates of need for their activities. In connection with the expansion of existing operations and the entry into new markets and managed care arrangements, the Company and any affiliated practice groups as well as its managed clients may become subject to compliance with additional regulation.

The Company and its clients are also subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights and discrimination, and medical waste and other environmental issues. At an increasing rate, federal, state and local governments are expanding the regulatory requirements on businesses, including medical practices. The imposition of these regulatory requirements may have the effect of increasing operating costs and reducing the profitability of the Company's operations.

Federal and state antitrust laws also prohibit agreements in restraint of trade, the exercise of monopoly power and other practices that are considered to be anti-competitive. The Company believes that it is in material compliance with federal and state antitrust laws in connection with the operation of its clinics and its managed clients.

The Company believes its operations are in material compliance with applicable law and expects to modify its agreements and operations to conform in all material respects to future regulatory changes. The ability of the Company to operate profitably will depend in part upon the Company and its affiliated physician groups and its clients obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable health care regulations. The Company is unable to predict what additional government regulations, if any, affecting its business may be enacted in the future or how existing or future laws and regulations might be interpreted. The failure of the Company or any of its affiliated physician groups or managed clients to comply with applicable law could have a material adverse effect on the Company.

State Legislation

The laws of many states prohibit physicians from splitting fees with non-physicians, prohibit non-physician entities from practicing medicine and prohibit referrals to facilities in which physicians have a financial interest. There can be no assurance, however, that future interpretations of, or changes in, these laws will not require structural and organizational modifications of the Company's existing relationships with its clients or modifications in the existing relationships with its affiliated physician groups, and there can be no assurance that the Company would be able to appropriately modify its relationships. In addition, statutes in some states could restrict expansion of the operations of the Company to those jurisdictions.

Medicare Fraud and Abuse and Anti-Referral Provisions

The provisions of the Social Security Act addressing illegal remuneration (the "anti-kickback statute") prohibit providers and others from soliciting, receiving, offering or paying, directly or indirectly, any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the purchase, lease arrangements or order of any item or service that is covered by Medicare or a state health program. The applicability of these provisions to many business transactions in the health care industry, including the Company's service agreements with clients, physician groups, management agreements with health care providers and joint ventures with other health care providers, has not been subject to any significant judicial and regulatory interpretation.

The Company is not a separate provider of Medicare or state health program reimbursed services. To the extent that the Company is deemed to be a separate provider of medical services under its service agreements or management agreements and to receive referrals from physicians, the financial arrangements could be subject to scrutiny under the anti-kickback statute.

In July 1991, the federal government published regulations that provide exceptions, or "safe harbors," for business transactions that will be deemed not to violate the anti-kickback statute. In September 1993, additional safe harbors were proposed for eight activities including referrals within group practices consisting of active investors. While the arrangements between the Company, the clients and third parties, including the arrangements between health care providers and providers and provider groups, do not in all instances fall within the protection offered by these safe harbors or the proposed safe harbors, the Company believes its operations are in material compliance with applicable Medicare fraud and abuse laws. If the arrangements were found to be illegal, the Company, the physician groups and/or the individual physicians would be subject to civil and criminal penalties, including exclusion from participation in government reimbursement programs, which could materially adversely affect the Company.

Under legislation known as the "Stark Bill," referrals of certain services to entities by physicians with an ownership interest in, or financial relationship with, that entity have been prohibited. The covered services include physical therapy services, occupational therapy services, radiology services, including MRI, CT and ultrasound, radiation therapy services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics, orthotics and prosthetic devices, home health services, outpatient prescription drugs and inpatient and outpatient hospital services.

Impact of Health Care Regulatory Changes

The United States Congress and many state legislatures routinely consider proposals to reform or modify the health care system, including measures that would control health care spending, convert all or a portion of government reimbursement programs to managed care arrangements, and balance the federal budget by reducing spending for Medicare and state health programs. These measures can affect a health care company's cost of doing business and contractual relationships. For example, recent developments that affect the Company's activities include: (i) federal legislation requiring a health plan to continue coverage for individuals who are no longer eligible for group health benefits and prohibiting the use of "pre-existing condition" exclusions that limit the scope of coverage; (ii) a Health Care Financing Administration policy prohibiting restrictions in Medicare risk HMO plans on a physician's recommending to patients other health plans and treatment options; and (iii) regulations imposing restrictions on physician incentive provisions in physician provider agreements. There can be no assurance that such legislation, programs and other regulatory changes will not have a material adverse effect on Acadia.

INSURANCE

The Company maintains director and officer ("D&O") liability insurance on a claims made basis for all of its current officers and directors. Insurance coverage under such policies is contingent upon a policy being in effect when a claim is made, regardless of when the events which caused the claim occurred. The cost and availability of such coverage has varied widely in recent years. While the Company believes its insurance policies are adequate in amount and coverage for its current operations, there can be no assurance that the coverage maintained by the Company is sufficient to cover all future claims or will continue to be available in adequate amounts or at a reasonable cost.

EMPLOYEES

As of September 26, 1997, the Company employed approximately 16 people. None of the Company's employees is a member of a labor union, and the Company considers its relations with its employees to be excellent.

IMPORTANT FACTORS RELATED TO
FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risk factors which may be listed from time to time in the Company's reports on Form 10-QSB, 10-KSB and registration statements filed under the Securities Act.

Forward-looking statements encompass the (i) expectation that the Company can secure additional capital, (ii) continued expansion of the Company's operations through joint ventures and acquisitions, (iii) success of existing and new marketing initiatives undertaken by the Company, and (iv) success in controlling the cost of services provided and general administrative expenses as a percentage of revenues.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to expand, that capital will be available to fund the Company's growth at a reasonable cost, that competitive conditions within the industry would not change materially or adversely, that demand for the Company's services would remain strong, that there would be no material adverse change in the Company's operations or business, and that changes in laws and regulations or court decisions will not adversely or significantly alter the operations of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, regulatory and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently leases its headquarters facility in Lewiston, Maine, which is owned by Main Street Realty Associates. The space for the headquarters facility is leased to the Company

The following tabulates certain information with respect to the lease currently executed between the
Company and Main Street Realty Associates.

                            Current
                            Square       Monthly                     Lease
Location                    Footage      Rental       Lessor         Expiration
--------------------        -------      ---------    ----------     ----------
Executive Offices           3,000        $1,700       Main Street    1/1/99
460 Main Street                                       Realty Assoc.
Lewiston, Maine 04240


ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings to which the Company (or any of its directors and officers in their capacities as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been quoted on the National Association of Securities Dealers' ("NASD") National Market System Over-the-Counter ("OTC") Bulletin Board under the trading symbol "ACAD" since the NASD cleared the Company's Form 211 application, pursuant to Rule 15c2-11(a)(5) of the Exchange Act and accompanying Information and Disclosure Statement in May of 1997. The following table sets forth the range of high and low closing prices of the Company's Common Stock, as reported by the OTC Bulletin Board Market, from
June 26, 1997 through September 26, 1997. The prices set forth below reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                                         COMMON STOCK
                                                  -------------------------
     1997 FISCAL YEAR:                              HIGH              LOW
                                                   -------           -------

     Fourth Quarter (commencing June 28, 1997)     $2.500            1.875


         The last reported sale price of the Common Stock on September 26, 1997 was $2.375 per share. The number of record holders of the Company's Common Stock was 362 on September 26, 1997.

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

         As reflected in the price quotations above, there have not been significant price fluctuations in the Company's Common Stock. Factors that may cause or can cause market prices to fluctuate include any purchase or sale of a significant number of securities during a relatively short time period, quarterly fluctuations in results of operations, announcements of new facilities, issuance of additional securities, registration of securities and entrance of such securities into the public float, market conditions specific to the Company's industry and market conditions in general. In addition, in recent years the stock market in general has experienced significant price and volume fluctuations. These fluctuations, which may be unrelated to the operating performance of specific companies, have had a substantial effect on the market price for many small capitalization companies such as the Company. Factors such as those cited above, as well as other factors that may be unrelated to the operating performance of the Company, may adversely affect the price of the Common Stock.

        During the 1997 fiscal year, the Company filed one registration statement under the Securities Exchange Act of 1934 (the "Exchange Act"), becoming effective January 11, 1997, covering 3,733,987 shares of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR
        PLAN OF OPERATION

The following discussion should be read in conjunction with the Financial Statements and notes thereto.

RESULTS OF OPERATIONS:
======================
FISCAL YEAR  ENDING SEPTEMBER  26, 1997
=====================================
Note:
Acadia National Health Systems purchased the assets of Physician Resources, Inc. on September 27, 1996, and took over the operations of that company as of September 28, the first day of the fiscal quarter and year. Physician Resources had changed fiscal year ends to September 27, 1996 resulting in a nine month financial reporting period. All activities for the fiscal year are compared with the operations of Physician Resources for the nine month period ending September 27, 1996. Comparative results have not been adjusted for the difference between Physician Resources' nine months ending September 27, 1996 and Acadia's 12 month fiscal year ending September 26, 1997.

SALES
Sales for the year were $748,598 compared to $483,630 for the nine month period in 1996. This was principally due to continued growth in the Waivered Foster Care program and the addition of non-medical billing clients.

OPERATING EXPENSES
Increases in operating expenses during the period were principally due to ongoing consulting services incurred in taking the Company public, in addition to increases in depreciation, office supplies and salaries and wages for additional members of Senior Management, also in preparation of becoming a reporting Company.

OPERATING INCOME
An operating gain for the year was $1,866 compared to a gain of $25,902 for the nine month period in 1996.

The Company incurred non-recurring expenses in excess of $130,000 in consulting and legal expenses for assistance in bring Acadia online as a reporting company. Interest expense increased to $34,095 as a result of higher credit line balances primarily used in its waivered foster care and non-medical billing services.

INCOME TAXES
Physician Resources was an S Corporation and incurred no tax liability. Acadia is a C Corporation with an accrual of $2,200 combined State and Federal taxes.

NET INCOME
Acadia's gain of $1,866 was ($0.0005) per share on 3,733,987 outstanding common shares.

LIQUIDITY AND CAPITAL RESOURCES
The Company's non-trade accounts receivable increased $533,968 due to the rapid growth of the Waivered Foster Home and non-medical billing programs. These are clean secured receivables with the majority due from the State of Maine. During this same period, the Company added $85,465 in property, plant and equipment, principally computer systems and related equipment. Acadia spent over $130,000 during its fiscal year, in Corporate organization costs associated with Acadia becoming a reporting company. Anticipated public reporting expenses and planned acquisitions will place additional demands on liquidity during the remainder of the next year. Management, on July 25, 1997 expanded its line of credit with its new principal lender, Northeast Bank FSB by an additional $250,000.

The loan is secured by accounts receivables and equipment and will be used to fund working capital, increased organizational infrastructure and a new billing service product. The loan will bridge to a secondary offering anticipated in the first quarter of FY 1998.

OTHER INFORMATION
===================
Acadia has spent the first fiscal year of operation preparing our organization for rapid sales growth and expansion. We have completely revised our operating policies, installed a new financial management system and recruited experienced, operational and management personnel. Additionally, we finalized our Form
10SB Registration Statement with the Securities and Exchange Commission and commenced public reporting and trading on the OTC Bulletin Board under our symbol OTCBB: ACAD. We converted our former medical management billing software to HEALTHPAC, a state-of-the-art medical management system.
During the last quarter of our fiscal year, we have negotiated three signed Letters of Intent with other Medical Management Service Organizations and technology companies with which we intend to merge alliances. Discussions continue with other similar businesses for future acquisitions and mergers. Also, the Company is actively working with an underwriter, who specializes in health care companies, to arrange our first public capitalization.

Another major accomplishment this year was our development and adoption of a medical reporting compliance program. Acadia takes very seriously the need for correct verification, reporting and billing of medical services to all payors. Education of our employees and providers is constant and critical to remain abreast in this very complex and rapidly changing medical billing and regulated arena.

UNIFORM FRANCHISE OFFERING CIRCULAR (UFOC)
The Company has briefly delayed a UFOC for filing with the Federal Trade Commission until our initial acquisition of alliances and underwriting are complete. Acadia still anticipates developing and selling franchises as soon as we complete our filing process with the Federal Trade Commission which is anticipated by the third quarter. Franchisees will be offered the opportunity to market Acadia's billing systems technology, other brand name products and related support services to tertiary markets throughout the country.

MAJOR ACQUISITION
The Company continues to initiate discussions with various companies towards major acquisitions that will greatly strengthen Acadia and its product lines.

SALES TRENDS
Trends in Acadia's existing business lines, medical billing services and billing for waivered foster home care, are positive, with expected growth throughout FY1998. Added billing clients, software sales, franchising, practice management consulting, related support services and major acquisitions are expected to result in major revenue and earning increases in FY 1998 and beyond.

ACCOMPLISHMENTS AND OBJECTIVES

On January 11, 1997, Acadia's SEC application Form 10SB was effectuated. On May 20, 1997, the Company received NASD acceptance pursuant to RULE 15c2-11(a)(5) and the accompanying Information and Disclosure Statement, and began to trade on the OTC Bulletin Board market during the third quarter of FY 1997. This has allowed the Company to approach capital markets and initiate the advancement of equity needed to fuel growth and finalize its first series of acquisitions.

Acadia completed implementation of significantly expanded HEALTHPAC software technology in the second quarter of FY 1997. This system includes the capability of: automated patient appointment scheduling, electronic charting features, electronic billing, direct funds transfer. The technology is capable of distributed data processing with multiple location data entry and discrete paper copy printing, unlimited client accounts and patient census, all running on the NT platform. These attributes will provide the technological base that will reinforce the company's longer-term objective as a major player in tertiary markets and a clearinghouse for franchised medical billing activities.

The Company will grow through strategic acquisitions, joint ventures and internal expansion. Our market capitalization will foster our national marketing and sales programs. Promotion of our medical billing software technology and medical practice management consulting services will add additional growth to our front line business of medical billing. Many smaller billing services and some practice management consultants are ill equipped to deal with the changes occurring in the health care market and the regulatory environment and these are candidates for affiliation. Acadia intends to grow its business through mergers and acquisitions of companies who's business philosophy is based on producing a high quality product, who's management is dedicated to long term ethical growth and who's organization and structure are complimentary to Acadia's vision of a superior company with a premium product.

ITEM 8. FINANCIAL STATEMENTS

        The financial statements are included beginning at F-2. See page F-1 for the Index to the Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

Baker Newman & Noyes, Limited Liability Company, whose address is 100 Middle Street, Portland, Maine 04112, who was previously engaged as the principal accountant to audit the registrant's financial statements, was dismissed on August 4, 1997, by a majority vote of the board of directors of the Registrant in favor of retaining an independent accounting firm that new chief executive officer, Paul W. Chute, has had a sixteen (16) year working relationship. The following information is set forth pursuant to Reg. Sec. 229.304 of Regulation S-K of the Securities Act of 1933 (the "Act"):

(i) Baker Newman & Noyes' report on the balance sheet of the Registrant for only the year end (September 27, 1996) contained no adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles;

(ii) The decision to change accountants was recommended and approved by the board of directors of the Registrant;

(iii) From the date the Registrant commenced operations (September 27, 1996) through any subsequent interim period preceding the dismissal there have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

(iv) The Registrant has requested Baker Newman & Noyes, Limited Liability Company, to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter will be filed as Exhibit 16.1 to this Form 10-KSB after its receipt.

On August 4, 1997, Berry, Dunn, McNeil & Parker, Certified Public
Accountants, whose address is 100 Middle Street, Portland, Maine 04104-1100 has been engaged as the principal accountant to audit the Registrant's financial statements.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS;

Acadia National Health Systems, Inc. strives to provide a pleasant working environment and a strong team spirit. Acadia has embraced the philosophy of "Distributive Ownership" that will be carried further through corporate office incentives and business unit ownership (franchising).

Board of Directors - will continue to be drawn from leaders in the financial services, insurance and medical industries.

Acadia will be governed by experienced veterans from health care, finance, law and operations. Corporate policy will be from an amalgamation of ideas from experts with experience. Operational decision will be delegated to a senior management team directed by a national Chief Executive Officer with counsel and implementation from experienced administrative leaders.

Paul W. Chute, President and Chief Executive Officer - brings over 22 years senior executive experience from Western Maine Health Care Corporation and its family of organizations and an additional four years from public accounting firms. Mr. Chute's executive experience includes the design, development and implementation of nine active corporations where he was responsible for the finance and operation of over 600 employees and $38 million in sales. He also directed and participated in key strategic planning activities for the development of rural health care systems, hospital cooperatives and community organizations. Mr. Chute played a significant role in major health care issues by promoting specific legislation through the State of Maine Legislature. He has also testified in various legislative committees and sub-committees at the state and national congressional level.

Mr. Chute has extensive experience in developing joint business and partnering agreements with other standalone health care organizations, creation of new jointly owned companies and cooperative arrangements where major for-profit companies participated in health care programs developed and directed by him.

Mr. Chute's experiences bring together a wealth of financial experiences and knowledge and extensive background in operations and systems development.

Mr. Chute has a Masters Degree in Business, is certified as a Diplomate from the American College of Healthcare Executives and carries and advanced certification as Fellow from the Healthcare Financial Management Association.

Jacquelyn J. Magno, Vice President and Secretary - has been with the
Company for 24 years. She became general manager in 1985. She has been responsible for sales, operations, provider setup and liaison. Magno keeps the company abreast of the latest changes in third party policy. She will continue to expand and develop the waivered foster home billing program, enabling Acadia to market and promote "waivered billing" services nationally.

Mark T. Thatcher, Vice President, Corporate Counsel - Mr. Thatcher has a substantial background in securities law, mergers, acquisitions, corporate finance and franchising. He holds specific expertise in the design and implementation of marketing and business plans, with strong skills in the evaluation and selection of capital formation and venture capital opportunities. Mr. Thatcher manages the day-to-day operations of a corporate securities law firm providing advisory services to clients in industries such as high tech computer automation, restaurant franchising, securities trading, oil and gas exploration, sports management/marketing, travel/hospitality, management implementation support, financial analysis and planning. Mr. Thatcher has researched, developed and provided marketing development plans which served as the corporate guidelines for clients at domestic and international levels of business operations. He has served as corporate liaison between clients and the Securities and Exchange Commission, Federal Trade Commission and the Internal Revenue Service.
He has analyzed and authorized complete business plans for clients in various industries and designed customized marketing programs for the promotion of client products and services in domestic and international markets resulting in numerous positive contacts and sales of franchisees for certain clients.

Mr. Thatcher advises clients in the specific areas of advanced securities planning, corporate acquisitions and mergers, advanced foreign estate planning, international tax planning, Securities Exchange Act of 1933 and 1934, Blue Sky Law and Rule 144 Sales and Transaction compliance.
He has participated in eight public offerings registered with the Securities and Exchange Commission and over 20 private offerings also registered with the Commission.

Mr. Thatcher holds a Jurist Doctorate from the University of Denver and a Masters Degree in Business from University of Denver.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following material contains information concerning the directors, including their recent employment, positions with the Company, other directorships and age as of the date of this Form 10-KSB.

                                  CAPACITIES IN             DIRECTOR OR
NAME                     AGE      WHICH SERVED              OFFICER SINCE
----------------        ------    --------------------      ------------------
Paul W. Chute           48        Chairman of the Board,    1997
                                  President and Treasurer

Jacquelyn J. Magno      50        Vice President and        1996
                                  Secretary

Mark T. Thatcher, Esq.  32        Director                  1997

---------------------------
Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. There are currently vacancies on the board of directors. The Board is seeking qualified nominees to fill the vacancies and anticipates that the nominees will be presented to shareholders at the Company's next annual meeting. Officers are appointed by and serve at the discretion of the Board of Directors. All of the Company's officers devote full-time to the Company's business and affairs.

COMMITTEES OF THE BOARD

The Board of Directors will delegate certain of its authority to a Compensation Committee and an Audit Committee. There are currently vacancies on both of these committees. The Board expects to fill such vacancies after it has filled the vacancies on the Board of Directors.

The primary function of the Compensation Committee will be to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company's proposed Option Plan.

The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by both the Company's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee will report to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

BOARD AND COMMITTEE ATTENDANCE

In the 1997 fiscal year, the Board of Directors held four meetings. All directors attended more than 75% of the aggregate of board and committee meetings held during the 1997 fiscal year.


ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                    Long Term Compensation
__________________________________________________________________________________________________
  Annual Compensat.                   Awards                    Payouts
__________________________________________________________________________________________________

(a)              (b)      (c)         (d)           (e)      (f)        (g)     (h)      (i)
                                                    Other    Rest.                       All
Name and                                            Annual   Stock              LTIP     Other
Principal                                           Comp.    Award(s)   Opt.    P/outs   Comp.
Position         Year     Salary      Bonus($)      ($)      ($)        SARs(#) ($)      ($)
__________________________________________________________________________________________________
CEO &
Treasurer        1997    56,000.00
Chute,                   (Annualized)
Paul W.

CEO (former)
Hackett,
Thomas N.
(Deceased)       1997    65,000.00
                         (Annualized)

V.P.
Magno,
Jacquelyn

                 1997    50,000.00
                         (Annualized)

                 1996    50,000.00

                 1995    49,044.82                  13,250.00
                                                    (Consulting)


Treasurer
Lebel,
Marise           1997    26,000.00
                         (Annualized)

                 1996    26,000.00

                 199     27,484.53

No employee of the Company receives any additional compensation for his services as a director. Non-management directors receive no salary for their services as such, but are entitled to receive reasonable travel or other out-of- pocket expenses incurred by non-management directors in attending meetings of the Board of Directors and a fee of $100.00 per meeting attended.

The Company has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees. The Board of Directors may recommend one or more such programs for adoption in the future.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Commission and the Company. Specific due dates for these reports have been established and the Company is required to disclose any failure to file, or late filing, of such reports. Based solely on the Company's review of Forms 3, 4 and 5 and amendments thereto furnished to the Company and written representations with respect to filing of such Forms, the Company is aware that all Forms have been filed timely to date.

ITEM 12.    SECURITY OWNERSHIP OF
            CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Common Stock as of September 26, 1997 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each director, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

                                   Shares of Acadia
                                   Common Stock to be
                                   Beneficially Owned            Percent
     Name and                      as of the 09-26-97            of
     Address                       Record Date                   Class

     PRI, Inc.                     300,000                        8.03%
     460 Main Street
     Lewiston, ME  04240

     Paul W. Chute                 828,090                       22.18%
     301 Peacock Hill Road
     New Gloucester, ME 04260

     Jacquelyn Magno               873,010                       23.38%
     460 Main Street
     Lewiston, Maine 04240

     Mark T. Thatcher              760,000                       20.36%
     190 Tuckerman Avenue
     Middletown, RI 02842

     All Directors and             2,461,100                     65.91%
     Executive Officers
     As a Group

     Management of Acadia has advised that they may acquire additional shares of Acadia Common Stock from time to time in the open market at prices prevailing at the time of such purchases.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the transactions described below, the Company did not secure an independent determination of the fairness and reasonableness of such transactions and arrangements with affiliates of the Company. However, in each instance described below, the directors reviewed and unanimously approved the fairness and reasonableness of the terms of the transactions. The Company believes that the transactions described below were fair and reasonable to the Company on the basis that such transactions were on terms at least as favorable as could have been obtained from unaffiliated third parties. The transactions between officers and directors of the Company, on the one hand, and the Company, on the other, have inherent conflicts of interest.

     (a) On Tuesday, July 29, 1997, Paul W. Chute, Chief Executive Officer and Chairman of the Board of Directors, and Jacquelyn J. Magno, Vice President and Secretary of the Board of Directors, collectively purchased a controlling interest in the Registrant from Peacock Hill Farm Limited Liability Company and the Estate of Thomas N. Hackett, as a result of the death of Thomas N. Hackett on May 25, 1997. The change in control is documented as follows:

July 29, 1997

Names of Persons Who Acquired Control:

Paul W. Chute
RFD #1, Box 2740
Buckfield, ME 04220

Jacquelyn J. Magno
124 Fairway Drive
Auburn, ME 04210

Amount of Consideration Used by Such Persons:

                                 $  Amount                      Source

Paul W. Chute                    $203,945.32                    Personal Funds

Jacquelyn J. Magno               $196,054.68                    Personal Funds

Basis of the Control:

Peacock Hill Farm
Limited Liability
Company
(Elaine H. Hackett,
Direct Ownership
and Sole Voting
Authority)

Previously Owned         Sold to                        Sold to
                         Paul W. Chute                  Jacquelyn J. Magno

2,509,000 Shares
(67.2%) of Class         1,235,687 Shares (33.1%)       1,090,313 Shares (29.2%)

Estate of
Thomas N. Hackett
(Elaine H. Hackett,
Personal
Representative)

Previously Owned         Sold to                        Sold to
                         Paul W. Chute                  Jacquelyn J. Magno

156,000 Shares
(4.2%) of Class          82,875 Shares (2.2%)           73,125 Shares (2.0%)
______________________________________________________________________________
______________________________________________________________________________

The change in control took place on Tuesday, July 29, 1997 at Skelton, Taintor & Abbott, P.A., 95 Main Street, Auburn, Maine, 04210.

The mailing address of the Estate of Thomas N. Hackett is C/O Bryan M. Dench, Esq., Skelton, Taintor & Abbott, P.A., 95 Main Street, Auburn, Maine 04212-3200 ("The Estate").

The mailing address of Peacock Hill Farm Limited Liability Company is C/O Bryan M. Dench, Esq., Skelton, Taintor & Abbott, P.A., 95 Main Street, Auburn, Maine 04212-3200 ("The LLC").

The mailing address of Paul W. Chute is C/O Acadia National Health Systems, Inc., 460 Main Street, Lewiston, Maine 04240 ("Chute").

The mailing address of Jacquelyn J. Magno is C/O Acadia National Health Systems, Inc., 460 Main Street, Lewiston, Maine 04240 ("Magno").

Elaine H. Hackett, Personal Representative of the Estate of Thomas N. Hackett and Sole Managing Member of Peacock Hill Farm Limited Liability Company ("Seller") sold to Paul W. Chute, Chairman of the Board of Directors and Chief Executive Officer of the Registrant and Jacquelyn J. Magno, Vice President and Secretary of the Board of Directors of the Registrant (collectively "Purchaser") certain control stock interests held by Seller in Acadia National Health Systems, Inc. as follows:

     One hundred fifty-six thousand (156,000) shares of Acadia common stock, no par value;

     Two million three hundred twenty-six thousand (2,326,000) shares of Acadia common stock, no par value.

     The allocation of the aggregate purchase price will be payable as follows:

                                $ Amount Received          $ Amount Paid
ESTATE OF
THOMAS N. HACKETT               $ 281,685.13               -------------

PEACOCK HILL FARM
LIMITED LIABILITY
COMPANY                         $ 118,314.87               -------------

PAUL W. CHUTE                   --------------             $ 203,945.32

JACQUELYN J. MAGNO              --------------             $ 196,054.68

     Total                      $ 400,000.00               $ 400,000.00
                                ===========                ===========

The purchase and sale of the stock interests took place at the offices of Skelton, Taintor and Abbott, P.A. 95 Main Street, P.O. Box 3200, Auburn, Maine 04212-3200, at 2:00 p.m. on July 29, 1997.

Instructions:

     2. The Registrant has released the Estate of Thomas N. Hackett and Peacock Hill Farm Limited Liability Company from liability in connection with Thomas N. Hackett's (decedent of Estate) personal guaranty of lines of credit and a term loan existing between the Registrant and Peoples Heritage Bank whose address is 217 Main Street, Lewiston, Maine 04240. The newly approved Lender of the Registrant, Northeast Bank, FSB, whose address is 232 Center Street, Auburn, Maine 04210, extended lines of credit to the Registrant. These new lines allowed for the release of the lines of credit and term loan extended by Peoples Heritage Bank that were personally guaranteed by Mr. Hackett.

Indemnification Agreement. Mark T. Thatcher, Esq. ("Thatcher"), independent counsel to the Registrant, whose business address is Mark T. Thatcher, P.C., 360 Thames Street, Newport, RI 02840, and Christopher O. Werner ("Werner"), advisor to the Registrant, whose business address is 360 Thames Street, Newport, RI 02840, personally indemnified and held harmless the Estate and LLC from liability that could arise in connection with Acadia's status as a fully reporting company under the Securities Exchange Act of 1934 (the "Exchange Act"). The Registrant caused Mr. Thatcher and Mr. Werner to execute and deliver agreements to the Personal Representative of the Estate regarding such restrictions in form and substance satisfactory to the Representative.

PART IV

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

     EXHIBIT      NO.      DOCUMENT

     *            2        Assets Purchase Agreement between Acadia
                           National Health Systems, Inc. and Physician
                           Resources, Inc., dated September 27, 1996;

     *            3.1      Articles of Incorporation of the Company, as amended;

     *            3.2      Bylaws of the Company;

     *            4.1      Instruments Defining Rights of Security Holders/
                           Minutes of Annual/Special Meetings of the Company;

     *            4.2      Loan Agreements Secured by Demand Notes/Promissory
                           Notes, Defining Rights of Holders of Long Term Debt;

     *            10.1     Software License Master Agreement;

     *            10.2     Lease of Premises, Acadia Corporate Headquarters,
                           460 Main Street, Lewiston, Maine 04240 (Assignment);

     EXHIBIT      NO.      DOCUMENT

     *            10.3     Employment Agreements, dated September 27, 1996
                           between Acadia and THOMAS N. HACKETT, C.E.O.,
                           JACQUELYN J. MAGNO, Vice-President;

     *            10.4     Internal Revenue Code Section 125 Cafeteria Plan
                           dated June 1, 1996;

     *            10.5     Line of Credit Memorandum dated September 8, 1995
                           with PEOPLE'S HERITAGE BANK in the amount of $250,000.00;

     *            10.6     Line of Credit Memorandum dated July 29, 1996 with
                           PEOPLE'S HERITAGE BANK in the amount of
                           $100,000.00;

     ###          10.7     Common Stock Purchase Agreement for 156,000 shares of
                           common stock of Acadia National Health Systems, Inc.

     ###          10.8     Assignment Separate from Certificate and Irrevocable
                           Stock Power for 156,000 shares of common stock of Acadia National Health Systems, Inc.

     ###          10.9     Opinion of Counsel with respect to transfer of
                           156,000 shares of common stock of Acadia National
                           Health Systems, Inc.

     ###          10.10    Common Stock Purchase Agreement for 2,326,000
                           shares of common stock of Acadia National Health
                           Systems, Inc.

     ###          10.11   Assignment Separate from Certificate and Irrevocable
                          Stock Power for 2,326,000 shares of common stock of Acadia National Health Systems, Inc.

     ###          10.12   Opinion of Counsel with respect to transfer of
                          2,326,000 shares of common stock of Acadia National
                          Health Systems, Inc.

     ##           16.1    Baker Newman & Noyes' Letter dated August 18, 1997
                          in response to Item 4(a)(i), Item 4(a)(ii) and
                          Item 4(a)(iii) of this Form 8-KA.

     EXHIBIT      NO.     DOCUMENT

     ###          20.1    Board of Director's Resolution authorizing new lines
                          of credit and a term loan in connection with canceling personal guaranty and Debts of Thomas N. Hackett, founder of the Registrant.

     ###          20.2    Opinion of Borrower's Counsel

     ###          20.3    Indemnification Agreement (Estate of Thomas N.
                          Hackett)

     ###          20.4    Indemnification Agreement (Peacock Hill Farm Limited
                          Liability Company)

     x            23.1    Consent of Counsel

     x            23.2    Consent of Berry, Dunn, McNeil & Parker, independent
                          certified public accountants for the Company.

     x            27      Financial Data Schedule

     #            99.1    Text of Press Release dated July 31, 1997

------------------------
     x     Filed herewith.

     * Incorporated by reference from the issuer's Registration Statement on Form 10SB12G (S.E.C. File No. 000-1026491) as declared effective on January 11, 1997.

     # Incorporated by reference from the Issuer's Form 8-KA for event date of July 31, 1997.

     ## Incorporated by reference from the Issuer's Form 8-KA for event date of August 8 and August 20, 1997.

     ### Incorporated by reference from the Issuer's Form 8-K for event date of August 13, 1997.

    (b)  REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the last quarter of the 1997 fiscal year.

8-KA, July 31, 1997, Item 5, Other Events

8-KA, August 20, 1997, Item 4, Changes in Registrant's Certifying Accountant,
Item 5, Other Events, Exhibit 16.1, Baker Newman & Noyes' letter dated August 18, 197 in response to Item 4(a)(i), Item 4(a)(ii) and Item 4(a)(iii) of this Form 8-KA., and Exhibit 99.1 text of press release.

8-K, August 8, 1997, Item 4, Changes in Registrant's Certifying Accountant,
Item 5, Other Events and Exhibit 99.1, Text of press release dated July 31,
1997.

8-K, August 13, 1997, Item 1, Changes in Control of Registrant and Item 5, Other Events.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACADIA NATIONAL HEALTH SYSTEMS, INC.


By:  /s/ Paul W. Chute

Paul W. Chute,
Chairman of  the Board and President

Date: December 23, 1997

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                           TITLE                                   DATE
-------------------------------     ----------------------------------      ---------------------------
/s/ Paul W. Chute                   Chairman of the Board,                  December 23, 1997
                                    President (Principal
                                    Executive Officer) and
                                    Treasurer

/s/ Jacquelyn J. Magno              Vice President and
                                    Secretary                               December 23, 1997


/s/ Mark T. Thatcher, Esq.          Director                                December 23, 1997

ACADIA NATIONAL HEALTH SYSTEMS, INC.

FINANCIAL STATEMENTS

September 26, 1997 and September 27, 1996

With Independent Auditors' Report

TABLE OF CONTENTS

Independent Auditors' Report......................................F - 2

Financial Statements

    Balance Sheet - September 26, 1997............................F - 3

    Statements of Operations -
    Years Ended September 26, 1997 and 1996.......................F - 5

    Statement of Changes in Stockholders' Equity -
    Years Ended September 30, 1997 and 1996.......................F - 6

    Statements of Cash Flows -
    Years Ended September 30, 1997 and 1996.......................F - 7

Notes to Consolidated Financial Statements........................F - 8

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Acadia National Health Systems, Inc.

We have audited the accompanying balance sheet of Acadia National Health Systems, Inc., as of September 26, 1997, and the related statements of income, changes in stockholders' equity and cash flows for the year then ended. We have also audited the statement of changes in stockholders' equity for the nine months ended September 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of Acadia National Health Systems, Inc., as of September 27, 1996, was audited by other auditors whose report dated October 25, 1996, expressed an unqualified opinion thereon. The income statement and statement of cash flows of Acadia National Health Systems, Inc., (formerly Physicians Resources, Inc.) for the nine months ended September 27, 1996, were audited by other auditors whose report dated March 11, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements as of September 26, 1997, and for the year then ended present fairly, in all material respects, the financial position of Acadia National Health Systems, Inc., as of September 26, 1997, and the results of its operations and its cash flows for the year ended September 26, 1997, in conformity with generally accepted accounting principles.

Portland, Maine
October 31, 1997

ACADIA NATIONAL HEALTH SYSTEMS, INC.

Balance Sheets
September 26, 1997 and September 27, 1996

ASSETS

                                                          1997         1996

Current assets
  Cash                                             $     5,711      $120,988
  Accounts receivable and advances                     767,389       220,283
  Prepaid expenses and other assets                     48,622        74,806
  Deposits                                                   -        12,000
  Deferred income taxes                                  l,400         2,000

        Total current assets                           823,122       430,077

Property and equipment
  Leasehold improvements                                14,540        14,540
  Equipment                                            144,634        59,169
  Furniture and fixtures                                17,588        17,588

                                                       176,762        91,297
Less accumulated depreciation                           78,924        52,574

        Net  property and equipment                     97,838        38,723

Other assets
  Deferred income taxes                                  5,600         5,500
  Deferred costs, net of amortization                   31,633        26,550
  Note receivable                                       75,000            -
        Total other assets                             112,233        32,050

                                                    $l,033,193      $500,850

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         1997           1996

Current liabilities
  Notes payable                                   $   552,863      $  88,917
  Current portion of long-term debt                    20,000         10,805
  Accounts payable                                     18,665         15,430
  Accrued expenses                                     21,950         31,644
  Income taxes payable                                  l,700            -

          Total current liabilities                   615,178        146,796

Long-term debt, excluding current portion              76,667         88,367

Note payable - stockholder                             20,850         14,047

          Total liabilities                           712,695        249,210

Commitments

Stockholders' equity
  Common stock of no par value;
    authorized 50,000,000 shares; issued:
    1997 - 3,758,987 shares; 1996 - 3,733,987
    shares; outstanding:
    3,733,987 shares in 1997 and 1996                276,640        251,640
  Additional paid-in capital                          43,264             -
  Retained earnings                                    l,866             -

                                                     321,770       251,640
  Less cost of 25,000 shares treasury stock            l,272             -

          Total stockholders' equity                 320,498       251,640

                                                  $l,033,193      $500,850

ACADIA NATIONAL HEALTH SYSTEMS, INC.
Statements of Income

For the Year Ended September 26, 1997 and the Nine Months Ended September 27, 1996

                                                       1997          1996

Revenues
     Billings                                      $730,546      $483,630
     Other revenue                                   18,052            -
               Total revenues                       748,598       483,630

Expenses
     Salaries and benefits                          373,527       238,018
     Consultants                                    110,486        59,375
     Administrative                                  45,965        48,965
     Contributions                                      325             -
     Depreciation and amortization                   31,797        13,181
     Equipment                                        9,861         7,540
     Insurance                                        3,327         2,294
     Legal and accounting                            30,937           500
     Travel                                          14,709         8,417
     Postage                                         30,579        22,871
     Rent                                            20,400        15,300
     Software                                        13,481             -
     Taxes                                            l,439           935
     Telephone                                       17,863         9,042
               Total expenses                       704,696       426,438

Other expenses
     Interest                                        34,095        18,695
     Officer's life insurance                         5,741         5,249
     Loss on sale of fixed assets                         -         7,346
               Total other expenses                  39,836        31,290

               Income before income taxes             4,066        25,902

Income taxes                                          2,200             -

               Net income                       $     l,866     $  25,902

               Net income per common share      $     .0005     $   .0069

The accompanying notes are an integral part of these financial statements.

Statements of Changes in Stockholders' Equity

For the Year Ended September 26, 1997
and the Nine Months Ended September 27, 1996

                                                 Common Stock
                                        Physician          Acadia National                                  Treasury
                                     Resources, Inc.        Health Systems    Additional       Retained      Stock
                                     Shares   Amount       Shares     Amount  Paid in Capital  Earnings  Shares   Amount  Total
Balance, September 28, 1995          100      $ l,000      -          $  -    $  l,151         $ 37,075  -        $  -    $  38,226

     Net income                       -       -            -          -       -                  25,902  -        -          25,902
     Shareholder distributions        -       -            -          -       -                 (45,212) -        -         (45,212)
     Additional capital contribution  -       -            -          -            824         -         -        -             824
     Acquisition of affiliate       (100)     (l,000)     300,000     20,740    (l,975)         (17,765) -        -           l,000
     Conversion of debt to equity     -       -           3,258,987  160,900  -                -         -        -         160,900
     Issuance of common stock         -       -           175,000     70,000  -                -         -        -          70,000

Balance, September 27, 1996           -       -           3,733,987  251,640  -                -         -        -         251,640

     Treasury stock acquired          -       -           -          -        -                -        (25,000)  (l,272)    (l,272)
     Issuance of common stock         -       -           25,000      25,000  -                -         -        -          25,000
     Additional capital contribution  -       -           -          -          43,264         -         -        -          43,264
     Net income                       -       -           -          -        -                   l,866  -        -           l,866

Balance, September 26, 1997           -       $  -        3,758,987 $276,640   $43,264         $  1,866 (25,000)  $(l,272) $320,498

ACADIA NATIONAL HEALTH SYSTEMS, INC.

Statements of Cash Flows

For the Year Ended September 26, 1997 and the Nine Months Ended September 27, 1996

                                                             1997       1996

Cash flows from operating activities
  Net income                                         $      l,866  $  25,902
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities
      Depreciation and amortization                        31,797     13,181
      Loss on disposition of fixed assets                       -      7,347
      Deferred income taxes                                   500          -
      Decrease (increase) in
        Accounts receivable and advances                 (547,106)    46,903
        Prepaid expenses and other assets                  26,184      3,610
      Increase (decrease) in
        Accounts payable                                    3,235     13,508
        Accrued expenses                                   (9,694)   (28,247)
        Income taxes payable                                l,700          -
        Client escrow                                           -    (46,364)
      Net cash provided (used) by operating activities   (491,518)    35,840

Cash flows from investing activities
  Deposits                                                 12,000    (12,000)
  Acquisition of equipment                                (87,493)   (17,475)
  Note receivable                                         (75,000)         -
      Net cash used by investing activities              (150,493)   (29,475)

Cash flows from financing activities
  Organizational costs                                     (6,150)    (8,700)
  Deferred financing cost                                  (2,352)         -
  Increase in note payable to stockholder                   6,803      5,401
  Net short-term borrowings                               463,946    (22,000)
  Principal payments on long-term debt                   (103,912)      (828)
  Proceeds from issuance of long-term debt                101,407    100,000
  Purchase of treasury stock                               (l,272)         -
  Additional paid-in capital                               43,264        824
  Sale of common stock                                     25,000          -
  Stockholder distributions                                     -    (45,212)
      Net cash provided by financing activities           526,734     29,485

      Net increase (decrease) in cash                    (115,277)    35,850

Cash, beginning of year                                   120,988     85,138

Cash, end of year                                    $      5,711   $120,988

The accompanying notes are an integral part of these financial statements.

ACADIA NATIONAL HEALTH SYSTEMS, INC.

Notes to Financial Statements

September 26, 1997

Nature of Business

Acadia National Health Systems, Inc., (the Company) was formed on August 2, 1996, to provide practice management, invoicing and accounts receivable collection services for doctors' offices, foster homes, and hospital-based practices. The Company has adopted a 52/53 week year ending on the last Friday in September.

The Company's operations commenced on September 27, 1996, after the acquisition of an affiliate whose statement of income and cash flows for the nine months ended September 27, 1996, are included herein (See Note 2).

1.     Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include investments in highly liquid investments with an original maturity of three months or less.

Earnings Per Share

Earnings per share are based upon the average number of common shares outstanding during the year.

Property and Equipment

Property and equipment are stated at cost and are being depreciated over the estimated useful lives of the assets using straight-line and accelerated methods.

Deferred Costs

Deferred development and organizational costs are being amortized using the straight-line method over five years.

Summary of Significant Accounting Policies (Concluded)

     Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted.

2.     Acquisition of Affiliate

     On September 27, 1996, the Company acquired all of the assets of Physician Resources, Inc., in exchange for 300,000 shares of stock. The Company also assumed the liabilities of Physician Resources, Inc. This transaction was accounted for as a purchase, but because the parties to the transaction were entities under common control, the acquired net assets were recorded at amounts equal to Physician Resources, Inc.'s, carrying values.

     Summarized financial information of the assets acquired and liabilities assumed in this transaction is as follows:

          Current assets                                       $  348,077
          Other assets                                             82,773
          Current liabilities                                    (146,796)
          Other liabilities                                      (268,414)

                                                               $   15,640

     Immediately following the acquisition, $166,000 of debt owed to the majority stockholder was converted to common stock. Additionally, common stock valued at $70,000 was issued with respect to consulting costs incurred.

3. Accounts Receivable and Advances

Accounts receivable and advances consist of the following:

                                                   1997              1996

               Accounts receivable             $125,779         $  98,045
               Advances                         641,610           122,238

                                               $767,389          $220,283

The Company has arrangements with certain customers whereby the Company advances the customers amounts based on their outstanding accounts receivable. The Company then assumes the responsibility for billing and collecting such receivables.

4.     Indebtedness

     Long-Term Debt:

     Long-term debt consists of the following:

                                                              1997        1996

     Note payable to bank at 9.75%, due in
        monthly installments of $l,667,  plus accrued
        interest, with a final payment in July 2002;
        collateralized by substantially all assets of
        the Company                                        $96,667     $99,172

           Less current portion                             20,000      10,805

          Long-term debt, excluding current portion        $76,667     $88,367

Maturities of long-term debt for the next five years are as follows:

               1998                            $20,000
               1999                             20,000
               2000                             20,000
               2001                             20,000
               2002                             16,667

Indebtedness (Concluded)

     Lines of Credit:

The Company, as co-borrower with Community Living Options (CLO), a customer of the Company, has a $250,000 revolving line of credit which is collateralized by all assets of the Company, exclusive of real estate. Interest is at the National Prime rate plus l% (9.5% at September 26, 1997). Borrowings under this line of credit are limited to 80% of eligible accounts receivable of CLO (trade accounts receivable due to CLO under its Job Smart program). Advances under the line totaled $200,438 at September 26, 1997.

The Company also has a $400,000 revolving line of credit which is collateralized by all assets of the Company, exclusive of real estate. Interest is at the National Prime rate plus l% (9.5% at September 26, 1997). Borrowings under this line of credit are limited to 80% of eligible accounts receivable less the principal amount outstanding on the $100,000 term note from same lender. Advances under the line totaled $352,425 at September 26, 1997.

Note Payable - Stockholder:

The Company has a note payable due on demand to a stockholder. The stockholder has agreed that no demand will be made during 1998. The note is unsecured and requires monthly interest payments at a rate of 10%.

5.     Lease

     The Company currently leases office space under an operating lease agreement calling for monthly rental payments of $l,700. The lease expired on December 31, 1996, and has been renewed on a monthly basis thereafter. Lease payments totaled $20,400 in 1997.

6.     Note Receivable

     The Company holds a $75,000 conditional note receivable from a vendor at 10% interest, due in monthly installments of $2,420, including interest beginning November l, 1998. The note is secured by accounts receivable, equipment and inventory of the vendor. This note will be applied as part of the purchase price upon the successful completion of the purchase of the vendor by the Company. See Note 8.

Income Taxes

     Income tax expense, all but $500 of which is deferred, consists of:

               Federal                                         $l,750
               State                                              450
                                                               $2,200

     The current deferred tax asset of $l,400 results from accrued vacation pay which is not currently deductible for income tax purposes.

The noncurrent deferred tax asset of $5,600 results from assets whose tax basis differs from the financial statement carrying amount.

Physician Resources, Inc., and its shareholders elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Accordingly, all income, losses and other tax attributes were reported to the stockholders and included on their personal income tax returns. Therefore, no provision or liability for income tax for the nine months ending September 27, 1996, have been included in these financial statements.

 8.     Supplemental Cash Flow Information

     Cash paid for interest amounted to $34,095 in 1997.

 9.     Commitments

The Company has signed letters of intent dated September 15, 1997 and September 17, 1997, with three corporations to acquire 100% of their issued and outstanding shares in exchange for certain considerations totaling approximately $8,675,000 ($3,950,000 in cash and promissory notes, 2,066,667 in shares of the stock of the Company valued at $2.25 per share, as well as application of the conditional loan described in Note 5). The Company intends to utilize a portion of the proceeds of a proposed secondary offering of its common stock (approximately $5,000,000) to satisfy its liability under this agreement. The terms of these purchase agreements expire as of December 31, 1997, and are contingent upon meeting revenue projections, acceptance of due diligence packages, and other conditions.

10.     Reclassifications

     Certain amounts from 1996 have been reclassified to permit comparison with 1997.