Form 10QSB
period 1997-12-31
ACADIA NATIONAL HEALTH SYSTEMS INC
filed 1998-02-13
CIK 1026491

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

       Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


      For the quarterly period ended           December 31, 1997

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

          Registrant's telephone number, including area code:
                           (207) 777-3423
                           (800) 274-9185

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $0 Par Value - 3,733,987 shares as of
December 31, 1997.

PART I - FINANCIAL INFORMATION

                   ACADIA NATIONAL HEALTH SYSTEMS, INC.

                           STATEMENT OF INCOME

                          FOR THE THREE MONTHS

              ENDED DECEMBER 31, 1997 AND DECEMBER 27, 1996
                               (Unaudited)

                                  Three months ended      Three months ended
                                     December 31              December 27
                                  __________________       _________________

                                        1997                      1996
                                      ________                  ________

Sales                                 $186,883                  $195,339

Operating Expenses                    $171,683                  $123,359
                                      --------                  --------

Net Operating Income                    15,200                    71,980

Other Income/(Expense), Net            (13,808)                   83,970
                                     ---------                 ---------

Net Income Before Taxes                  1,392                   (11,990)

(Provision for)
Benefit From  Income Taxes                   0                     4,400
                                     ---------                  --------

 Net Income                             $1,392                  ($ 7,590)
                                     =========                  ========

Net Income Per
Common Share                            $0.004                   ($0.002)

Weighted Average Number
of Common Shares
Outstanding                          3,733,987                 3,733,987

See Accompanying
Notes to Financial Statements

                   ACADIA NATIONAL HEALTH SYSTEMS, INC.
                              BALANCE SHEETS
                                (Unaudited)

                                  December 31, 1997        December 27, 1996
                                    ______________           ______________

Current Assets:
  Cash-Operating                     $     9,955               $   19,525
  Accounts Receivable                    651,166                  409,355
  Unbilled Work at Estimated
    Realizable Value                      65,415                   84,889
  Inventories                              4,470                    3,234
  Other Current Assets                    45,017                    3,874
                                    --------------          --------------
  Total Current Assets                  $776,024                 $520,877

Prop., Plant & Equip.:
  Cost                                   178,474                  159,285
  Less Accum. Depr.                      (86,104)                 (59,993)
                                    --------------          --------------
                                         $92,370                  $99,292

Other Assets:
  Other                                    7,952                   11,900
  Organization Cost                       33,150                   32,819
  Less Accum. Amort.                      (5,037)                       0
  Notes Receivable                        91,689                        0
                                    --------------          --------------
Total Assets                            $996,147                 $664,888
                                    ==============          ==============
Current Liabilities:
  Accounts Payable                      $  6,330               $    2,568
  Line of Credit                         490,014                  249,717
  Accrued Expense                         65,109                   45,108
  Current Portion of
     Long Term Notes                      20,000                   18,000
                                    --------------          -------------
Total Current Liabilities               $581,452                 $315,393

Long Term Liabilities:
  Long Term Debt                          92,517                  105,445
                                    --------------         --------------
Total Liabilities                       $673,969                 $420,838


                                   December 31, 1997       December 27, 1996
                                    ______________          ______________

Stockholders' Equity:
  Common Stock                           276,640                  251,640
  Paid In Capital & Treas.                42,281                        0
  Retained Earnings                        3,258                   (7,590)
                                     --------------           -------------
Total Equity                            $322,178                 $244,050
                                     --------------           -------------
Total Liabilities &
Equity                                  $996,147                 $664,888
                                     ==============           =============
See Accompanying
 Notes to Financial
 Statements

                   ACADIA NATIONAL HEALTH SYSTEMS, INC.
                         STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                           AND DECEMBER 27, 1996
                                (Unaudited)

                                        Quarter                Quarter
                                        Ending                 Ending
                                        December 31            December 27
                                        1997                   1996
                                        -------------          ------------
Net Income (Loss)                       $ 1,392                ($ 7,590)

Depreciation & Amortization             $ 7,180                 $10,920

Changes in Assets & Liabilities:
   Accounts Receivable                  $50,808               ($273,961)
   Other Current  Assets                    535                    (302)
   Other Non-current Assets               1,168                  (2,158)
   Accounts Payable                     (12,335)                (30,934)
   Other Current Liabilities            (21,390)                 31,536
                                        -------------         -------------
Net Cash (Used for) Provided
  By Operating Activities              $ 27,357               ($272,489)

Investment Activities                   (18,401)                      0

Financing Activities                     (4,712)                171,026
                                       --------------         -------------

Net Increase (Decrease) in             $  4,244               ($101,463)
  Cash or Cash Equivalents

Cash & Cash Equivalents:
  Beginning of Period                     5,711                 120,988

  End of Period                        $  9,955              $   19,525
                                       ==============        ==============

See Accompanying
 Notes to Financial
 Statements

                     ACADIA NATIONAL HEALTH SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS

                              December 31, 1997

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

     The accompanying unaudited financial statements should be read in conjunction with the audited balance sheet of Acadia National Health Systems, Inc. ("the Company") included in the 1997 Annual Report filed on Form 10-KSB. The unaudited financial statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period.

Note 2. Net Income Per Common Share

     Computation of net income per common share was based on the weighted average number of shares outstanding during such periods. These amounted to 3,733,987 shares for the three months ending December 31, 1997 and 3,733,987 shares for the three months ending December 27, 1996.

Note 3. Long Term Debt - Short Term Financing

     The total of lines of credit drawn upon (outstanding) from Northeast Bank, FSB ("Bank") as of December 31, 1997 was $490,014 on a $650,000 demand line limit, compared to $249,717 at December 27, 1996 on a line of credit from Peoples Heritage Bank.

       On July 24, 1997, Bank provided the Company an additional $100,000 term loan, of which $92,517 is outstanding. All loans made by Bank under such facilities are renewable at three/six month terms.

     All loans and repayment of lines of credit payable to Bank and future borrowings under any such credit facilities have been collateralized by the accounts receivable and equipment of the Company.

Note 4. Majority Stockholders

     Mr. Paul W. Chute, Mrs. Jacquelyn J. Magno and Mr. Mark T. Thatcher, all Members of the Board of Directors, had total voting authority, on December 31, 1997 and owned approximately 67% of the Common Stock of the Company.

     Mr. Hackett, prior majority stockholder passed away unexpectedly on May 25, 1997. On July 29, 1997, Mr. Hackett's estate sold 2,701,000 of its shares or 72% of the common stock of the Company to Paul W. Chute and Jacquelyn J. Magno and members of senior management and current board members.

Note 5. Additional Bank Financing Events

     A. On October 1, 1996 Peoples Heritage Bank provided the Company an additional $100,000 term loan.

     B. On March 18, 1997 People's Heritage Bank provided the Company an additional $250,000 line of credit bringing the total line of credit to $500,000. This total line of credit is secured by the accounts receivable and equipment of the Company.

     C. On July 24, 1997, Northeast Bank FSB of Auburn, Maine provided the following loans, which were used to retire all outstanding debt obligations (note 5. A., B.) to Peoples Heritage Bank with the following balance for operations:

 1.) $400,000 line of credit for operations and funding of its waivered billing/foster care product.
         Variable at 1% over national prime July 24, 1997 APR 9.5%.

 2.) $100,000 term loan, 5 year variable, at 1.25% over national prime APR as of July 24, 1997, 9.75%.

 3.) $250,000 line of credit to fund a new billing service product. Variable at 1% over national prime July 24, 1997 APR 9.5%.

This new term loan and lines of credit are secured by the accounts receivable, inventory and equipment of the Company.

Note 6.  Account Receivable Financing

The Company has arrangements with certain customers whereby the Company advances the customers amounts based on their security and collateralized by their accounts receivable. The Company then assumes the responsibility for billing and collecting such receivables.

                                       12/31/97     12/27/96

Accounts Receivable (Trade)            $ 38,922     $ 29,491
    Advances                            612,244      379,864

Total Accounts Receivable              $651,166     $409,355
                                       =========    ========

Note 7.  Note Receivable

   The Company holds $91,689 in conditional notes receivable from a vendor of which $75,000 earns 10% interest, due in monthly installments of $2,420, including interest beginning November 1, l998. The $75,000 note is secured by accounts receivable, equipment and inventory of the vendor. Both notes will be applied as part of the purchase price upon the successful completion of the purchase of the vendor by the Company (see Management's Discussion and Analysis).

                  ACADIA NATIONAL HEALTH SYSTEMS, INC.
                      MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

                            December 31, 1997

RESULTS OF OPERATIONS:
======================
THREE MONTHS ENDING DECEMBER 31, 1997
=====================================

Note:

Acadia National Health Systems purchased the assets of Physician Resources, Inc. on September 27, 1996, and took over the operations of that company as of September 28, the first day of the fiscal quarter and year. It did not conduct operations prior to this date. All activities for the current quarter are compared with the operations for the same quarter a year earlier. Comparative results have not been adjusted for the difference between Acadia's calendar quarters ending December 31, l997 in a calendar month end and Acadia's fiscal quarters ending December 27, 1996 on the last Friday of a calendar month.

SALES

Sales for the period were $186,883 compared to $195,339 for the corresponding period in 1996. This minor sales decline was due to the retirement of a major client and new clients not coming on board until March 1998.

OPERATING EXPENSES

Increases in operating expenses during the period were principally due to:
(i) ongoing consulting services incurred in taking the Company public;
(ii) further developing the Letters of Intent with three corporations; and
(iii) working with an investment banker towards capital financing. These operating expenses were in addition to increases in depreciation, office supplies and salaries and wages for additional members of senior management, also incurred in preparation of becoming a reporting Company.

OPERATING INCOME

An operating gain for the quarter was $1,392, compared to a loss of $7,590 for the three month period in 1996.

INCOME TAXES

Acadia is a C Corporation with no current accruals for State or Federal taxes.

NET INCOME

Acadia's gain of $1,392 was ($0.0004) per share on 3,733,987 outstanding common shares.

LIQUIDITY AND CAPITAL RESOURCES

The Company's non-trade accounts receivable increased to $612,244 due to the rapid growth of the waivered foster home and non-medical billing programs. These are clean secured receivables with the majority due from the State of Maine. During this same period, the Company added $19,189 in property, plant and equipment, principally computer systems and related equipment. Acadia spent over $10,000 during this quarter in Corporate organization costs associated with Acadia's capital financing and merger activities. Anticipated public reporting expenses and planned acquisitions will place additional demands on liquidity during the remainder of the next year. Management, with its new principal lender, Northeast Bank FSB, maintain routine analysis of the lines of credit and the Company's capital needs.

OTHER INFORMATION
===================

Acadia has spent the last few months of operation preparing its organization for rapid sales growth and expansion. The Company has completely revised its operating policies, installed a new financial management system and recruited experienced, operational and management personnel. Additionally, Acadia maintains its public reporting and trading on the OTC Bulletin Board under the symbol OTCBB: "ACAD". During the last quarter of our 1996-97 fiscal year, the Company negotiated three signed Letters of Intent with other medical management service organizations and technology companies intending to merge the alliances. Discussions continue with these and other similar businesses for future acquisitions and mergers. Also, the Company is actively working with an underwriter specializing in health care companies who will arrange our first public capitalization.

MAJOR ACQUISITION

The Company has initiated discussions with various companies towards major acquisitions that will greatly strengthen Acadia and its product lines.

SALES TRENDS

Trends in Acadia's existing business lines, medical billing services and billing for waivered foster home care, are positive, with expected growth throughout FY 1998.

BUSINESS AND PROPERTIES OF ACADIA NATIONAL HEALTH SYSTEMS, INC.
=====================================================

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

On January 13, 1997, Acadia's Registration Statement on Form 10SB was effectuated. On May 20, 1997, the Company received NASD trading "clearance" pursuant to filing Form 211 and its accompanying Information and Disclosure Statement that commenced the trading of its stock on the OTC market during the third quarter of FY 1997. This has allowed the Company to approach capital formation specialists and initiate the raising of equity needed to fuel growth and finalize its first series of acquisitions. Access to public markets is critical, since the growth rates will be too rapid to fund through earnings or debt.

Acadia completed implementation of the significantly expanded HEALTHPAC software technology in the second quarter of FY 1997. This system includes the capability of: automated patient appointment scheduling, electronic charting features, client/server based medical practice management, electronic billing and direct funds transfer. The technology is capable of distributed data processing with multiple location data entry and discrete paper copy printing, unlimited client accounts and patient census, all running on the NT, PICK, D#, rational data base on Microsoft Windows platform. These attributes will provide the technological base that will reinforce the company's long-term objective as a major player in tertiary markets and a clearing house for franchised medical billing activities.

The Company will grow through strategic acquisitions, joint ventures and internal expansion. Our market capitalization will foster our national marketing and sales programs. Promotion of our medical billing software technology and medical practice management consulting services will add additional growth to our front line business of medical billing. Many smaller billing services and some practice management consultants are ill equipped to deal with the changes occurring in the health care market and the regulatory environment establishing them as candidates for affiliation. Acadia intends to grow its business through mergers and acquisitions of companies who's business philosophy is based on producing a high quality product, who's management is dedicated to long term ethical growth and who's organization and structure are complimentary to Acadia's vision of a superior company with a superior product.

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

         None

Item #5  Other Information

         None

Item #6  Exhibits and Reports on Form 8-K

         a. Exhibits

            Exhibit 27. Financial Data Schedule

         b. Reports on Form 8-K

            No reports have been filed on Form 8-K during this
            quarter.
_______________________________________________________________________________

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



                                   ACADIA NATIONAL HEALTH SYSTEMS, INC.
                                   Registrant


February 12, l998                  /s/ Mark T. Thatcher
Date

                                   MARK T. THATCHER,
                                   Filing Agent


February 12, l998                  /s/ Paul W. Chute
Date

                                   PAUL W. CHUTE
                                   Chief Executive Officer