Form 10QSB
period 1998-03-31
ACADIA NATIONAL HEALTH SYSTEMS INC
filed 1998-05-14
CIK 1026491

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

        Quarterly Report Pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934


      For the quarterly period ended          March 31, 1998

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

     Common Stock, $0 Par Value - 3,733,987 shares as of
March 31, 1998.

PART I - FINANCIAL INFORMATION

                   ACADIA NATIONAL HEALTH SYSTEMS, INC.

                           STATEMENT OF INCOME

                          FOR THE THREE MONTHS

                 ENDED MARCH 31, 1998 AND MARCH 28, 1997
                               (Unaudited)

                                  Three months ended      Three months ended
                                      March 31                  March 28
                                  __________________       _________________

                                        1998                      1997
                                      ________                  ________

Sales                                 $232,188                  $176,839

Operating Expenses                    $218,626                  $144,446
                                      --------                  --------

Net Operating Income                    13,562                    32,393

Other Income/(Expense), Net                  0                   (16,252)
                                     ---------                 ---------

Net Income Before Taxes                 13,562                    16,141

(Provision for)
Benefit From Income Taxes               (2,688)                   (5,624)
                                     ---------                  --------

 Net Income                           $ 10,874                  $ 10,517
                                     =========                  ========

Net Income Per
Common Share                          $  0.003                  $  0.003

Weighted Average Number
of Common Shares
Outstanding                          3,733,987                 3,733,987

See Accompanying
Notes to Financial Statements

                   ACADIA NATIONAL HEALTH SYSTEMS, INC.
                             BALANCE SHEETS
                               (Unaudited)

                                    March 31, 1998           March 28, 1997
                                    ______________           ______________

Current Assets:
  Cash-Operating                     $    19,570             $    153,222
  Accounts Receivable                    680,811                  491,216
  Unbilled Work at Estimated
    Realizable Value                     123,208                   86,200
  Inventories                              3,700                    3,754
  Other Current Assets                    83,276                    7,397
                                    --------------          --------------
  Total Current Assets               $   910,565             $    741,789

Prop., Plant & Equip.:
  Cost                                   179,774                  168,688
  Less Accum. Depr.                      (93,298)                 (67,135)
                                    --------------          --------------
                                     $    86,476             $    101,553

Other Assets:
  Other                                    7,000                    7,500
  Organization Cost                       35,502                   34,354
  Less Accum. Amort.                      (6,655)                  (3,198)
  Notes Receivable                        52,400                        0
                                    --------------          --------------
                                     $    88,247             $     38,656
Total Assets                         $ 1,085,288             $    881,998
                                    ==============          ==============

Current Liabilities:
  Accounts Payable                   $    46,982             $      2,861
  Line of Credit                         426,895                  180,051
  Accrued Expense                        170,554                  322,468
  Current Portion of
     Long Term Notes                      20,000                   18,000
                                    --------------          -------------
Total Current Liabilities            $   664,431             $    523,380

Long Term Liabilities:
  Long Term Debt                          87,517                  103,652
  Other Non-Current Liab.                      0                        0
                                    --------------          -------------
Total Liabilities                    $   751,948             $    627,032


Stockholders' Equity:
  Common Stock                           276,640                  251,640
  Treasury Stock                          (1,272)                       0
  Paid In Capital                         43,840                      400
  Retained Earnings                       14,131                    2,926
                                    --------------          -------------
Total Equity                         $   333,340             $    254,966
                                    --------------          -------------
Total Liabilities &
Equity                               $ 1,085,288             $    881,998
                                    ==============          =============
See Accompanying
 Notes to Financial
 Statements

                   ACADIA NATIONAL HEALTH SYSTEMS, INC.
                         STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                           AND DECEMBER 27, 1996
                                (Unaudited)

                                        Quarter                Quarter
                                        Ending                 Ending
                                        March 31               March 28
                                        1998                   1997
                                        -------------          ------------
Net Income (Loss)                       $ 10,874               $ 10,517

Depreciation & Amortization             $  8,811               $ 10,339

Changes in Assets & Liabilities:
   Accounts Receivable                  $(87,438)              $(83,172)
   Other Current  Assets                 (37,488)                (4,043)
   Other Non-current Assets               37,889                  4,400
   Accounts Payable                       40,653                    293
   Other Current Liabilities              42,326                277,360
                                        -------------         -------------
Net Cash (Used for) Provided
  By Operating Activities               $ 15,627               $215,694

Investment Activities                     (1,012)               (10,938)

Financing Activities                      (5,000)               (71,059)
                                       --------------         -------------

Net Increase (Decrease) in              $  9,615               $133,697
  Cash or Cash Equivalents

Cash & Cash Equivalents:
  Beginning of Period                      9,955                 19,525

  End of Period                         $ 19,570               $153,222
                                       ==============        ==============

See Accompanying
 Notes to Financial
 Statements

                     ACADIA NATIONAL HEALTH SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS

                                March 31, 1998

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

Note 2. Net Income Per Common Share

     Computation of net income per common share was based on the weighted average number of shares outstanding during such periods. These amounted to 3,733,987 shares for the three months ending March 31, 1998 and 3,733,987 shares for the three months ending March 28, 1997.

Note 3. Long Term Debt - Short Term Financing

     The total of lines of credit drawn upon (outstanding) from Northeast Bank, FSB ("Bank") as of March 31, 1998 was $426,895 on a $650,000 demand line limit, compared to $180,051 at March 28, 1997 on a line of credit from Peoples Heritage Bank.

     On July 24, 1997, Bank provided the Company an additional $100,000 term loan, of which $86,666 is outstanding. All loans made by Bank under such facilities are renewable at three/six month terms.

     All loans and repayment of lines of credit payable to Bank and future borrowings under any such credit facilities have been collateralized by the accounts receivable and equipment of the Company.

Note 4. Majority Stockholders

     Mr. Paul W. Chute, Mrs. Jacquelyn J. Magno and Mr. Mark T. Thatcher, all Members of the Board of Directors, had total voting authority, on March 31, 1998 and owned approximately 67% of the Common Stock of the Company.


Note 5. Additional Bank Financing Events

     On July 24, 1997, Northeast Bank FSB of Auburn, Maine provided the following loans, which were used to retire all outstanding debt obligations (note 5. A., B.) to Peoples Heritage Bank with the following balance for operations:

 1.) $400,000 line of credit for operations and funding of its waivered billing/foster care product, variable at 1% over national prime APR.

 2.) $100,000 term loan, 5 year variable, at 1.25% over national prime APR.

 3.) $250,000 line of credit to fund a new billing service product, variable at 1% over national prime APR.

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

                                       03/31/98     03/28/97

Accounts Receivable (Trade)            $172,858     $141,033
    Advances                            631,161      436,383

Total Accounts Receivable              $804,019     $577,416
                                       =========    ========

The advances are secured by third party collateral and pre-approval from the State of Maine Department of Human Services.

Note 7.  Note Receivable

   The Company holds $90,130 in conditional notes receivable from a vendor of which $75,000 earns 10% interest, due in monthly installments of $2,420, including interest beginning November 1, l998. The $75,000 note is secured by accounts receivable, equipment and inventory of the vendor.

                  ACADIA NATIONAL HEALTH SYSTEMS, INC.
                      MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

                             March 31, 1998

RESULTS OF OPERATIONS:
======================
THREE MONTHS ENDING MARCH 31, 1998
=====================================

Note:

Acadia National Health Systems purchased the assets of Physician Resources, Inc. on September 27, 1996, and took over the operations of that company as of September 28, the first day of the fiscal quarter and year. It did not conduct operations prior to this date. All activities for the current quarter are compared with the operations for the same quarter a year earlier. Comparative results have not been adjusted for the difference between Acadia's calendar quarters ending March 31, l998 in a calendar month end and Acadia's fiscal quarters ending March 28, 1997 on the last Friday of a calendar month.


SALES

Sales for the period were $232,188 compared to $176,839 for the corresponding period in 1997. This sales increase was due to new client business starting mid March 1998. Acadia was successful in adding six (6) new clients during mid March with annualized revenues of $325,000. Three additional contracts have been secured for mid April 1998 with $100,000 revenue anticipated.

These new clients are medical specialists in radiology, anesthesiology and family medicine which further compliments our solid base in these disciplines.

OPERATING EXPENSES

Increases in operating expenses during the period were principally due to routine operating expenses, addition to increases in depreciation, office expenses, legal and accounting and additional members of senior management, and other costs incurred in preparation of becoming a reporting company

OPERATING INCOME

An operating gain for the quarter was $10,874, compared to a gain of $10,517 for the three month period in 1997.

INCOME TAXES

Acadia is a C Corporation with current accruals for state taxes of $723 and Federal taxes of $2,164.

NET INCOME

Acadia's gain of $10,874 was ($0.003) per share on 3,733,987 outstanding common shares.

LIQUIDITY AND CAPITAL RESOURCES

The Company's non-trade accounts receivable increased to $631,161 due to the rapid growth of the waivered foster home and non-medical billing programs. These are clean secured receivables with the majority due from the State of Maine. Acadia completed most of its Corporate organization costs prior to this quarter. Anticipated public reporting expenses and planned acquisitions will place additional demands on liquidity during the remainder of the next year. Management, with its new principal lender, Northeast Bank FSB maintain routine analysis of the lines of credit and the Company's capital needs.

OTHER INFORMATION
=================

Acadia has spent the last few months of operation preparing our organization for rapid sales growth and expansion. We have completely revised our operating policies, installed a new financial management system and recruited experienced, operational and management personnel. Additionally, we maintained our public reporting and trading on the OTC Bulletin Board under our symbol OTCBB: ACAD. During the third quarter 1997 year the company negotiated three signed Letters of Intent with other medical management service organizations and technology companies with which we intended to merge alliances. Discussions with these businesses have been put on hold. Acadia has initiated discussions with other medical service businesses about some form of relationship and these are ongoing. The Company is working with investment firms, specializing in health care companies, who arrange future capitalization. Acadia is also developing a relationship with retail brokers to help market and support our public float.

MAJOR ACQUISITION

The Company has ongoing discussions with various companies towards mergers and acquisitions that would continue to strengthen Acadia and its product lines.

SALES TRENDS

Growth in Acadia's existing business lines, medical billing services and billing for waivered foster home care are positive. Current sales run rates show a 60% increase in revenue since this same period last year.


BUSINESS AND PROPERTIES OF ACADIA NATIONAL HEALTH SYSTEMS, INC.
===============================================================

HISTORY

Physician Resources, Inc., the predecessor of Acadia, was formed in 1972 as a doctor billing and bookkeeping services company. In 1990 bookkeeping and doctor billing functions were segregated into separate companies. The successor company, Acadia, continued the operations of Physician Resources and currently provides practice management, invoicing and accounts receivable collection services for doctors offices, foster homes and hospital-based practices.

On January 13, 1997, Acadia's SEC application Form 10SB was effectuated. On May 20, 1997, the Company received NASD acceptance pursuant to the filing of a Form 211 and accompanying Information and Disclosure Statement, and began to trade on the OTC market during the third quarter of FY 1997. This will allow the Company to approach capital markets and initiate the raising of equity when needed to fuel growth through mergers and acquisitions. Access to public markets is critical, since the growth rates will be too rapid to fund through earnings or debt.

The doctor billing service has undergone several technical transitions since its inception. In the early days the service supported physicians who wished to avoid an elaborate business function or complex computer systems. As computer systems became simpler and easier to use, the company found other value added services to retain clients. This led to practice management consulting and, in the last few years, electronic billing and medical service financing. Many health service payers, led by Medicare and Medicaid, require electronic billing to reduce processing costs. Electronic billing brought the added benefit of improved reliability and timeliness of third party payments, therefore, improved medical practice asset utilization and profitability. Since electronic billing requires complex data modalities and sophisticated software procedures, it is more adaptable to a high volume billing service and is a very successful service for Physician Resources.

Acadia uses principally HEALTHPAC software technology. This system includes the capability of: automated patient appointment scheduling, electronic charting features, client/server based medical practice management, electronic billing and direct funds transfer. The technology is capable of distributed data processing with multiple location data entry and discrete paper copy printing, unlimited client accounts and patient census, all running on the NT, PICK, D3, relational data base on Microsoft Windows 95' platform. These attributes will provide the technological base that will reinforce the company's long-term objective as a major player in tertiary markets.

The Company will grow through strategic acquisitions, joint ventures and internal expansion. Promotion of our medical billing software technology and medical practice management consulting services will add additional growth to our front line business of medical billing. Many smaller billing services and some practice management consultants are ill equipped to deal with the changes occurring in the health care market and the regulatory environment and these are candidates for affiliation. Acadia intends to grow its business through mergers and acquisitions of companies who's business philosophy is based on producing a high quality product, who's management is dedicated to long term ethical growth and who's organization and structure are complimentary to Acadia's vision of a superior company with a superior product.

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



                                 ACADIA NATIONAL HEALTH SYSTEMS, INC.
                                 Registrant


May 13, l998                     /s/Mark T. Thatcher
Date

                                 MARK T. THATCHER,
                                 Filing Agent


May 13, l998                     /s/Paul W. Chute
Date

                                 PAUL W. CHUTE
                                 Chief Executive Officer