Form 10QSB
period 1998-06-30
ACADIA NATIONAL HEALTH SYSTEMS INC
filed 1998-08-14
CIK 1026491

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


           For the quarterly period ended          June 30, 1998

           Commission file Number                   000-28976


                     Acadia National Health Systems, Inc.
          (Exact name of registrant as specified in its charter.)


                     Colorado                      10509781
          (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)       Identification No.)

                  95 Park Street, Lewiston, Maine U.S.A.04240
              (Address of principal executive offices)(Zip Code)


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

Common Stock, $0 Par Value -
3,737,987 shares as of June 30, 1998.

PART I - FINANCIAL INFORMATION

ITEM 1

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.
                               BALANCE SHEETS
                                 (Unaudited)

                                         June 30, 1998     June 27, 1997
                                         _____________     _____________

Current Assets:
     Cash-Operating                      $     2,963       $   101,585
     Accounts Receivable                     400,826           498,667
     Un-billed Work at Estimated
          Realizable Value                   133,525            74,836
     Inventories                               4,256             4,091
     Other Current Assets                     69,035             4,371
                                         -------------     -------------
     Total Current Assets                $   610,605       $   683,550

Prop., Plant & Equip.:
     Cost                                    218,150           169,596
     Less Accum. Depr.                      (101,281)          (73,837)
                                         -------------     -------------
                                         $   116,869       $    95,758

Other Assets:
     Other                                     7,000             7,500
     Organization Cost                        35,502            34,110
     Less Accum. Amort.                       (8,272)           (4,912)
     Notes Receivable                         52,400
                                         --------------    -------------
                                         $    86,630       $    36,698
Total Assets                             $   814,104       $   816,006
                                         ==============    =============

Current Liabilities:
     Accounts Payable                    $    12,358       $     1,568
     Line of Credit                          269,127           259,446
     Accrued Expense                          38,159           196,220
     Current Portion of
          Long Term Notes                     18,000            18,000
                                         --------------    -------------

Total Current Liabilities                $   337,644       $   475,233

                                         June 30, 1998     June 27, 1997
                                         ______________    _____________

Long Term Liabilities:
     Long Term Debt                          114,578            93,349
     Other Non-Current Liabilities                 0                 0
                                         --------------    -------------
Total Liabilities                        $   452,222       $   568,582

Stockholders' Equity:
     Common Stock                            276,640           251,640
     Treasury Stock                           (1,272)                0
     Paid In Capital                          43,961             1,175
     Retained Earnings                        42,553            (5,391)
                                         --------------    -------------
Total Equity                             $   361,882       $   247,424
                                         --------------    -------------
Total Liabilities & Equity               $   814,104       $   816,006
                                         ==============    =============

See Accompanying
Notes to Financial Statements

                     ACADIA NATIONAL HEALTH SYSTEMS, INC.

                             STATEMENT OF INCOME
                            FOR THE THREE MONTHS
                    ENDED JUNE 30, 1998 AND JUNE 27, 1997
                                 (Unaudited)

                                  Three months ended     Three months ended
                                  June 30                June 27
                                  __________________     __________________
                                  1998                   1997
                                  __________________     __________________

Sales:                            $     309,228          $     156,355

Operating Expenses                $     278,754          $     159,312

                                  ------------------     ------------------

Net Operating Income              $      30,474          $      (2,957)

Other Income/(Expense), Net       $       5,161          $      (7,767)

                                  ------------------     ------------------

Net Income (Loss) Before Taxes    $      35,635          $     (10,724)

Provision for Income Taxes        $       7,213          $       2,405

                                  ------------------     ------------------

Net Income                        $      28,422          $      (8,318)
                                  ==================     ==================

Net Income (Loss) Per Share       $       0.008          $      (0.002)

Weighted Average Number
of Common Shares Outstanding          3,737,987              3,733,987

See Accompanying
Notes to Financial Statements

                       ACADIA NATIONAL HEALTH SYSTEMS, INC.

                             STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                 AND JUNE 27, 1997
                                    (Unaudited)

                                     Quarter Ending        Quarter Ending
                                     June 30, 1998         June 27, 1997
                                     ---------------       ---------------

Net Income (Loss)                    $     28,422          $      (8,318)

Depreciation & Amortization                 9,602                  8,417

Changes in Assets & Liabilities:
     Accounts Receivable                  269,668                  3,914
     Other Current  Assets                 13,685                  2,688
     Other Non-current Assets                                        244
     Accounts Payable                     (34,624)                (1,293)
     Other Current Liabilities           (132,395)              (126,248)
                                     ---------------       ---------------

Net Cash (Used for) Provided
     By Operating Activities         $    154,357          $    (120,598)

Investment Activities                     (38,376)                  (908)

Financing Activities                     (132,707)                69,866
                                     ---------------       ---------------

Net Increase (Decrease) in
     Cash or Cash Equivalents             (16,726)               (51,639)

Cash & Cash Equivalents:
     Beginning of Period                   19,689                153,222

     End of Period                   $      2,963          $     101,583
                                     ===============       ===============

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

The accompanying unaudited financial statements should be read in conjunction with the audited balance sheet of Acadia National Health Systems, Inc. ("the Company") included in the 1997 Annual Report filed on Form 10KSB. The unaudited financial statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period.

Note 2. Net Income Per Common Share

Computation of net income per common share was based on the weighted average number of shares outstanding during such periods. These amounted to 3,737,987 shares for the three months ending June 30, 1998 and 3,733,987 shares for the three months ending June 27, 1997.

Note 3. Long Term Debt - Short Term Financing

The total of lines of credit drawn upon (outstanding) from Northeast Bank, FSB ("Bank") as of June 30, 1998 was $269,127 on a $650,000 demand line limit, compared to $259,446 at June 27, 1997 on a line of credit from Peoples Heritage Bank.

On July 24, 1997, Bank provided the Company an $100,000 term loan, and on June 24, l998 an additional $30,000, of which $111,728 is outstanding. All loans made by Bank under such facilities are renewable at six month terms.

All loans and repayment of lines of credit payable to Bank and future borrowings under any such credit facilities have been collateralized by the accounts receivable and equipment of the Company.

Note  4. Majority Stockholders

Mr. Paul W. Chute, Mrs. Jacquelyn J. Magno and Mr. Mark T. Thatcher, members of the Board of Directors, had total voting authority, on June 30, 1998 and owned approximately 67% of the Common Stock of the Company.

Note 5. Additional Bank Financing Events

A. On July 24, 1997 and renewed on July 1, l998, Northeast Bank FSB of Auburn, Maine provided the following loans, which were used to retire all outstanding debt obligations to Peoples Heritage Bank, with the following balance for operations:

 1.) $400,000 line of credit for operations and funding of its waivered billing/foster care product, variable at 1.25% over national prime APR.

 2.) $100,000 term loan, 5 year variable, at 1.25% over national prime APR.

 3.) $250,000 line of credit to fund a new billing service product, variable at 1% over national prime APR.

 4.) On June 24, l998 an additional $30,000 term loan, 4 year variable at 1.25% over national prime APR was authorized and combined with loan No. 2 above.

These new term loans and lines of credit are secured by the accounts receivable, inventory and equipment of the Company.

Note 6.  Account Receivable Financing

The Company has arrangements with certain customers whereby the Company advances the customers amounts based on their security and collateralized by their accounts receivable. The Company then assumes the responsibility for billing and collecting such receivables.

                                       06/30/98     06/27/97

  Accounts Receivable (Trade)          $201,114     $129,405
  Accounts Receivable (Advances)        333,237      444,098

  Total Accounts Receivable            $534,351     $573,503
                                       =========    =========

The Advances are secured by third party collateral and pre-approval from the State of Maine Department of Human Services.

Item 7.  Note Receivable

The Company holds $86,293 in a conditional note receivable from a vendor of which $75,000 earns 10% interest, due in monthly installments of $2,420, including interest beginning November 1, l998. The $75,000 note is secured by accounts receivable, equipment and inventory of the vendor.

ITEM 2.

                   ACADIA NATIONAL HEALTH SYSTEMS, INC.
                       MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

                              June 30, 1998

RESULTS OF OPERATIONS:
======================
THREE MONTHS ENDING JUNE 30, 1998
=====================================

The Company's financial statements and notes thereto for the current period and the audited financial statements and notes thereto for the fiscal year ending September 27, l997, should be read in conjunction with this Management's Discussion.

FORWARD-LOOKING INFORMATION

This Analysis and Discussion contains certain forward-looking statements within the meaning of Section 27 (A) of the Securities and Exchange Act of 1933 and Section 21 (E) of the Securities and Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of certain risks factors set forth below and elsewhere in this report. In addition to the other information contained in this report, individuals should carefully consider the following risk factors:

1. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions;

2. Additional risks factors such as the uncertainty of the Company's marketing activities, and the results of bringing additional acquisitions and affiliations into a smooth operation with Company are unknown;

3. Additional concerns regarding the year 2000 compliance standards as they effect the Company's operating technology as well as the technologies of the industry which effect payment and processing of Company's billings;

4. In addition to the uncertainties regarding Federal and state government regulations; specifically, Medicare compliance standards relative to fraud, abuse and the Company's approach to defining and maintaining an appropriate and thorough compliance program for such Federal and state standards;

5. Additional uncertainties regarding the ability for operating cash to meet the current and projected cash flow needs of the organization;

6. Readers are cautioned not to place undue reliance on these forward-looking statements, as they attempt to speak only of activities known or anticipated as of this date.

YEAR 2000 COMPLIANCE

The Company continues to review its technology systems to attempt to discover what effects year 2000 issues may have on its operations. Many of the earlier systems, found not to be compliant, have been replaced while others are being modified to comply. The Company is working with its known suppliers of technology or services controlled by technology that might be effected by the year 2000 events and are seeking written assurances from those determined to have a potential effect upon Company's operations. However, there can be no assurance that the Company will identify all of its data handling problems in its business systems or those of its suppliers or clients in advance of any effect upon Company's operations. The Company, therefore, bears some unlimited and unknown risks to the year 2000 issue and could also be adversely effected if other entities (State of Maine Department of Medicaid or Medicare)does not adequately or timely resolve their payment mechanisms as it relates to the Company's ongoing billing operations for its clients.

SALES

Sales for the period were $309,228 compared to $156,355 for the corresponding period in 1997. This represents a 98% increase in volume for the period.
This sales increase was due to new client business starting mid March 1998. Acadia has been successful in adding six (6) new clients during mid March with annualized revenues of $325,000 and three (3) contracts for mid April 1998 with revenues of $100,000.

These new clients are medical specialists in radiology, anesthesiology, behavioral and family medicine which further compliments our solid base in these disciplines.

The Company anticipates successfully signing in July 1998 a significant contract with a major local behavioral medicine group for a one year term with expected revenue of $250,000. Half of this contract requires Acadia to work out old receivables from the client's previous billing company. No assurances of a contract extension for the ongoing work exists and both parties have agreed to review the companies results in May 1999 to determine if any future contractual relationship should take place.

Two additional client contracts have been signed effective August 1, l998 and September 1, l998, with anticipated gross sales of $50,000 to $65,000 for the Company's fiscal year 1999.

OPERATING EXPENSES

Increases in operating expenses during the period were principally due to routine operating expenses, addition to increases in depreciation, office expenses, legal and accounting fees and hiring additional members of senior management. Reactive operating expenses are anticipated with the major behavioral client contract and the other contracts signed for July, August and September.

OPERATING INCOME

An operating gain for the quarter June 30, l998 was $28,422, compared to a loss of $8,318 for the three month period in 1997.

INCOME TAXES

Acadia is a C Corporation with current period June 30, l998 accruals for state and Federal taxes of $7,213 versus a tax credit of $2,405 for the period ending June 27, l997.

NET INCOME

Acadia's gain of $28,422 was $0.008 per share on 3,737,987 outstanding common shares for the three months ended June 30, l998 compared to a loss of $8,318 or ($0.002) per share on 3,733,987 outstanding common shares for the period ended June 27, l997. The fiscal year 1998, fourth quarter ending September 30, l998, should show an improved net income due in part to the large behavioral medicine client and its immediate effect on positive cash flow.

The Company is experiencing an improved cash flow due to improved payments from major payers and is anticipating an additional cash flow from the active collections of the old receivables of the behavioral medicine client.

LIQUIDITY AND CAPITAL RESOURCES

The Company's non-trade accounts receivable decreased to $333,237 due to the reimbursement from the State of Maine for waivered foster home and non-medical billing programs. These are clean secured receivables with the majority due from the State of Maine. Acadia completed most of its corporate organization costs prior to this quarter. Anticipated public reporting expenses and planned acquisitions will place additional demands on liquidity. Management, with its new principal lender, Northeast Bank FSB maintain routine analysis of the lines of credit and the Company's capital needs.

The Company received a $30,000 four (4) year term loan, variable rate of 1.25% over national prime APR on June 24, l998. This Loan was used for capital costs of bringing on new clients and working capital.

The Company plans on investing $75,000 to $100,000 in technology and software during the fourth fiscal quarter of 1998 ending September 30th. The Company anticipates cash flow from operations and the $30,000 term loan to adequately meet these expenditures.


PART II - OTHER INFORMATION


ITEM 1    Legal Proceedings

          Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.


ITEM 2    Changes in Securities

          4,000 shares of common stock, no par value, were issued to new management staff as recruiting inducements to join the Company.


ITEM 3    Defaults Upon Senior Securities

          None


ITEM 4    Submission of Matters to a Vote of Security Holders

          None


ITEM 5    Other Information


OTHER INFORMATION
===================
Acadia spent the last of 1997 and first of 1998 preparing our organization for rapid sales growth and expansion. We have completely revised our operating policies, installed a new financial management system and recruited experienced, operational and management personnel. We are now adding clients at the rate of one to two per month, with current annualized sales more than doubling as compared to the prior year. Additionally, we maintain our current public reporting status pursuant to Section 12 of the Securities Exchange of 1934 (the "Exchange Act") and have our common equity listed for trading on the OTC Bulletin Board under the symbol OTCBB: ACAD. During the third quarter of 1997 year the Company negotiated three signed Letters of Intent with other medical management service organizations and technology companies.

Due to the inability of management and advisors of Acadia to negotiate terms favorable for the Company and its shareholders, discussions with these businesses have been terminated. Acadia has initiated and maintains discussions with other medical service businesses regarding potential business alliances that are ongoing. The Company is working with investment firms, specializing in health care companies, who might be interested in arranging future capitalization. Acadia is also developing a relationship with retail brokerage firms who will assist in providing support to our public float. Due to Acadia's rapid growth, we are relocating our corporate and operational office to a larger facility in the downtown business district of Lewiston, Maine. This move will be completed by the end of July, 1998.

MAJOR ACQUISITION

The Company has ongoing discussions with various companies concerning potential business combinations that would continue to strengthen Acadia and its product lines.

SALES TRENDS

Growth in Acadia's existing business lines, medical billing services and billing for waivered foster home care are positive. Current sales run rates show a 100% increase in revenue since this same period last year.

BUSINESS AND PROPERTIES OF ACADIA NATIONAL HEALTH SYSTEMS, INC.

HISTORY

Physician Resources, Inc. the predecessor of Acadia was formed in 1972 as a doctor billing and bookkeeping services company. In 1990 bookkeeping and doctor billing functions were segregated into separate companies. The successor company, Acadia, continued the operations of Physician Resources and currently provides practice management, invoicing and accounts receivable collection services for doctors offices, foster homes, hospital operating departments and hospital-based practices.

Acadia National Health Systems purchased the assets of Physician Resources, Inc. on September 27, 1996, and took over the operations of that Company as of September 28, the first day of the fiscal quarter and year. It did not conduct operations prior to this date. All activities for the current quarter are compared with the operations for the same quarter a year earlier. Comparative results have not been adjusted for the difference between Acadia's calendar quarters ending June 30, l998 in a calendar month end and Acadia's fiscal quarter ending June 27, 1997 on the last Friday of a calendar month.

On January 13, 1997, Acadia's SEC application Form 10SB was effectuated. On May 20, 1997, the Company received NASD clearance pursuant to the filing of a Form 211 and accompanying Information and Disclosure Statement, allowing for its common equity to commence trading on the OTC market during the third quarter of FY 1997. This will allow the Company to approach capital markets and initiate the raising of equity when needed to fuel growth through mergers and acquisitions. Access to public markets is critical, since the growth rates will be too rapid to fund through earnings or debt.

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

Acadia principally uses MediSense software technology from CompuSense of Nashua, New Hampshire. This software technology is rapidly becoming a major supplier of complete medical billing solutions for physicians and medical services organizations throughout the northeast. This system includes the capability of: automated patient appointment scheduling, electronic charting features, client/server based medical practice management, electronic billing and direct funds transfer. The technology is capable of distributed data processing with multiple location data entry and discrete paper copy printing, unlimited client accounts and patient census, all running on the Novell network. These attributes will provide the technological base that will reinforce the Company's long-term objective as a major player in tertiary markets.

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

ITEM 6    Exhibits and Reports on Form 8-K

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



                    ACADIA NATIONAL HEALTH SYSTEMS, INC.
                    Registrant


August 14, l998     /s/ Mark T. Thatcher


                    MARK T. THATCHER,
                    Filing Agent


August 14, l998     /s/ Paul W. Chute


                    PAUL W. CHUTE
                    Chief Executive Officer