Form 10KSB
period 1998-09-30
ACADIA NATIONAL HEALTH SYSTEMS INC
filed 1998-12-31
CIK 1026491

                               FORM 10 KSB

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED

       SEPTEMBER 30, 1998

       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       [NO FEE REQUIRED] for the transition period from

       ____________ to ____________

       Commission file number: 000-28976


                     ACADIA NATIONAL HEALTH SYSTEMS, INC.
                (Name of small business issuer in its charter)

       COLORADO                                          72 1234136
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

       95 Park Street
       Lewiston, Maine                                   04240

(Address of principal executive offices)                 (Zip Code)


       Issuer's telephone number, including area code:  (207) 777-3423

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

Yes     [X]          No     [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10 KSB

        [ ]

The aggregate market value of the 3,837,987 shares of Common Stock held by non affiliates was $1.12 per share as of September 30, 1998. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the closing sales of such shares on The OTC: Bulletin Board Market on such date.

As of September 30, 1998, 3,837,987 shares of the issuer's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

See Part III, Item 13, Exhibits and Reports on Form 8-K

Transitional Small Business Disclosure Format:

        Yes    [ ]    No    [X]


THIS FORM 10 KSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO
TIME BY ACADIA NATIONAL HEALTH SYSTEMS, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD LOOKING
STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z 2 AND 78U 5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE
INTENT, BELIEF OR CURRENT EXPECTATIONS OF ACADIA NATIONAL HEALTH SYSTEMS, INC. AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT
THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD LOOKING STATEMENTS INCLUDED AS
EXHIBIT 99.1 TO THIS FORM 10 KSB, AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

EXECUTIVE SUMMARY

Acadia National Health Systems, Inc., a corporation originally organized in 1971 and re-organized in 1996 under the laws of the State of Colorado ("Acadia" or the "Company"), provides business management services to physicians and hospitals, including data collection, data input, medical coding, billing, cash collections and accounts receivable management. These services are designed to assist customers with the business management functions associated with the delivery of healthcare services, allowing physicians and hospital staff to focus on providing quality patient care. These services also assist physicians and hospitals in improving cash flows and reducing administrative costs and burdens. The Company also provides information technology and consulting services to healthcare markets.

Acadia markets its products and services primarily to integrated healthcare delivery networks, hospitals, physician practices, long term care facilities and home health providers. The Company will also continue to focus on small practices in tertiary markets ignored by the major MSO players. Acadia's business and marketing plan combines the experiences of its leadership team with expanded executive talent.

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

THE HEALTHCARE INDUSTRY

The healthcare industry is undergoing significant and rapid change. Hospitals and other healthcare providers have come under increased scrutiny from regulators and third party payers. As a result, providers of healthcare are now looking to "outsource" to third parties certain costly or complicated functions that are not directly related to core competencies or where they are unable to achieve economies of scale. In particular, billing, and the delivery of such service in a timely fashion, has become critical to improving productivity, efficiency and cost containment, while maintaining a high level of patient care. For instance, many providers are finding that their medical billing departments are inadequate, and to remedy the inadequacies of these functions, they are beginning to turn to third party service providers which have expertise in managing medical billing and other affiliated departments.

The healthcare industry has recognized the need for improvement in the processing of healthcare information, billing and regulatory compliance, and to achieve this improvement, there has been a dramatic increase in the development of solutions offered by third party vendors.

Advances in telecommunications, Internet technologies and voice recognition capabilities are emerging, creating opportunities to apply these technological advances to various functions within the medical billing department, including medical transcription, abstracting, and coding. These technologies enable cost effective digital movement of voice, images, and data allowing for offsite processing of these various functions. The ability to process offsite allows for faster turnaround times, increased availability of skilled professionals, and lower costs.

MARKETING MIX

Acadia will become a major national MSO within five years and will accomplish this goal by developing and expanding its marketing along three primary fronts:

Billing Service

Billing is and will continue to be the cornerstone of Acadia's business, with more than 88% of the revenue coming from this source. Billing is often the first service a provider seeks and becomes the entry toward offering other services.

Acadia plans to become a leading provider of business management solutions and claims processing to physicians in the United States. The Company presently serves individual physician clients and physician groups throughout four (4) states. Acadia offers clients both revenue and cost management services. Revenue management services include medical coding, electronic and manual claims submission, automated patient billing, past due and delinquent accounts receivable collection, capitation analysis (i.e., an analysis of the price per member paid to healthcare providers by managed care health programs for a predetermined set of healthcare services and procedures) and contract negotiation with payors, including managed care organizations. Cost management provides comprehensive practice management services including front office administration, employee benefit plan design and administration, cash flow forecasting and budgeting and general consulting services.

Acadia's current systems support approximately ten (10) different medical and surgical specialties.

Consulting

Acadia plans to develop a dedicated practice management division, led by veterans with national exposure to critical medical consulting issues. This experience will add significant marketing exposure and enhanced market visibility to providers who may need some or all of the multifaceted health care services provided by a MSO.

Acadia has developed a broad service selection. Its core services include accounts receivable management, fee for service billing, expense accounting, practice consulting, analysis of practice statistics, and electronic data interchange ("EDI") consulting regarding claims and remittance status. The Company also has developed a variety of emerging services in response to the changing business needs of physicians, including: activity based costing systems; consulting services regarding alliances and mergers and acquisitions; capitation management and analysis; compliance services; consulting regarding EDI for eligibility, referrals and authorizations; outcomes reporting; and medical guidelines management. Acadia has expanded its range of services to include information management and consulting services for mergers and group formations, and has created a distinct operating unit whose exclusive mission is to manage specialty networks.

MARKETING PLAN

Mergers and Acquisitions

Planned mergers and acquisitions will add sales volume and continue to enhance our in-house software capability and experienced practice management team to Acadia's historical strength in medical billing. The Company will work with a secondary stock offering advisor during early 1999 to propel to an accelerated growth rate over the next five years. Funds from the offering will be used to merge with or acquire other MSOs, expand leadership and the management team, and implement a national marketing and sales program.

Business combinations will bring one or more top level executives in the disciplines of general management, health care finance, billing operations, practice management consulting, software development, regulatory compliance, business law and investor relations. These executives will have extensive sales and marketing experience in their respective credentials. These skills and experiences are complimentary with a minimum of overlap. Acadia continues to expand a core management team of company founders, each with extensive company experience in their field.

Company Objectives (Short Term)

The combination of billing services, software, consulting, mergers and acquisitions, orchestrated by national and regional dynamic sales directors, exponentially add to the marketing penetration of our products. With these driving vehicles, Acadia will successfully infiltrate and become a leader in the industry. Mergers and acquisitions will give Acadia the critical mass needed to defend this growth methodology.

Acadia will market billing, practice management consulting, systems and other physician orientated business services to small medical practices in tertiary markets as well as large medical group organizations in urban areas. Catering to these markets will play to small practice strengths inherited from our predecessor company, Physician Resources, Inc. and large group practice strengths transmitted from the internal growth of our management team.

The company will take advantage of several existing market conditions and national trends to achieve accelerated growth:

-Managed care, Medicare reform and other third party payer changes are creating complexity, more rules and new liabilities for medical providers, driving doctor offices and small billing firms out of the medical billing business. The maximum importance is shifting from that needed to submit a bill to that required to fully document the encounter outcomes, protocols, resource utilization and best practices.

-Many of the current major managed care professionals treat doctors as employees, limiting both their incomes and traditional management role. MSOs give doctors an opportunity to be profitable, active partner in reform rather than its victims.

-Cutting edge technology changes including computer networking, the Internet, dedicated Intranets, electronic banking, billing and collections, automated scheduling plus distributed data processing leave the doctors office and small billing firms at best inefficient and at worst without access to payment facilities. Discrete systems are giving way to enterprise-wide and automated systems. Acadia already has extensive experience with these new technologies and is currently expanding its state-of-the-art systems.

-Acadia addresses the national trend toward health care organization alliances. Its strengths in medical industry expertise, business leadership, capitalization, computer systems and capital formation will lead to strategic partnerships, joint ventures and other rapid growth mechanisms. Small and medium-sized billing and practice management companies will find that joining Acadia is a good business strategy.

-Developments throughout international markets continue to suggest that Acadia will be able to utilize those markets. Recent studies suggest that China is home to over one hundred thirty million (130,000,000) people who can afford private medical services. India, Mexico, South America and Europe also present attractive markets to secure strategic alliance relationships.

Acadia will assimilate the operations of future acquisitions and streamlining and standardizing of functions. Lead locations and executives are being established for each service. New positions in marketing and sales have been recruited. Field personnel, including sales, operations managers and systems maintenance, report to the head of their particular department. Thus, the Company will continue to have a top level manager in nearly every location with each employee reporting to a supervisor who understands his/her discipline.

Acadia will implement an aggressive marketing and sales program for services, mergers and strategic alliances. The field sales force will focus on selling medical billing clients and identifying opportunities for other services or relationships. These prospects will be referred to high-level, product line specialists in: software, practice management or business combinations. Each product line will have a separate marketing program tailored to its particular opportunities and needs. For example, mergers and acquisitions will concentrate on trade associations, business brokers and personal relationships.

The following positions were recruited in 1998 and will be completed by first quarter of fiscal year ending September 30, l999:

National Marketing and Sales Manager - working with the Chief Executive Officer to establish new mergers and acquisitions, strategic alliances, joint ventures and clients. This person will recruit and assist in the training and motivation of staff to fully empower them for their role of selling services to medical providers. This individual is a career sales leader and manager with extensive prior national experience in the medical and financial services industry. He shares the vision of Acadia to become one of the top Medical Management Services Organization in the country within five years.
Compliance Officer - is developing and monitoring a comprehensive written plan for meeting state and federal regulatory standards for Acadia and its clients. The compliance function will be a profit center. It will include employee training, procedures for detecting and reporting infractions and for responding to violation reports. The person is thoroughly familiar with current regulations and will strive to maintain currency.

Chief Financial Officer - is a CPA with experience in the medical industry. The Chief Financial Officer is managing Acadia's balance sheet, budgets and cash flows, working with independent auditors, investors and lenders to give Acadia the financial platform for rapidly expanding operations. This person will participate in due diligence activities on joint ventures, strategic alliances, acquisitions, franchising, and provider setup. They are a primary liaison with the legal staff in codifying all financial arrangements. She is an entrepreneurial personality with extensive financial management experience, excellent analytical skills and prior public accounting experience with a prestigious public accounting firm.

President and Chief Operating Officer - is a seasoned Executive Vice President of a large international corporation. The prospective employee tenured as director at the restructuring of his division which resulted in a substantial increase in profitability. He completed a number of national and international mergers and acquisitions of the parent company. He will be responsible for the day-to-day operations and strategic development for the company under a long term arrangement.

Senior Vice President and Director of Marketing - has recently completed two years as Special Project Director for the Office of the Governor, State of Maine. Previously he was a partner, co-founder and director of a $20 million dollar multi-national marketing and communications company with offices around the world.

Vice President of Internal Affairs - will bring 30 years of healthcare senior management experience to Acadia. He led the development of Maine's largest and arguably most successful home health agency following the implementation of Medicare. More recently, he has held key positions in both acute and long term care. His primary responsibilities at Acadia, in addition to human resources, will be staff development and corporate compliance.

Company Objectives

-Data, audit trails and staff to support successful payer audits without disruption of the regular work flow and without penalties for noncompliance

-Electronic filing and electronic funds transfer for faster processing

-More frequent billing for improved cash flow

-Monitoring action on denials and delinquencies to eliminate orphaned claims

-The ability to interface with all payers including Medicare, Medicaid, group insurances, managed care (capitation) and private pay

-Historical databases with reports that will support negotiations

-Separate billing becomes a vital component of Group Practice Without
 Walls (GPWW). Volume and comprehensive services give GPWW providers negotiating power with managed care organizations

Specialization, increased capital intensity and technological change are leading to increased outsourcing in all areas of human commerce. The health industry is no exception. Today's communications technology makes it practical to deliver medical services in multiple locations, process billing data geographically and audit the data at a centralized location. Increased regulatory pressure will replace the office clerk with a highly-trained billing specialist who processes services strictly for a medical specialty. But because of the need for continuous education and expanding compliance management, many small providers will be forced to look at outsourcing this critical function.

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

After decades of health care inflation well in excess of general levels, the public now demands a more efficient and affordable health care delivery system. This led to the growth of managed care and reducing physician autonomy. Managed care though expected to dominate the market by the end of the century, is experiencing public backlash for restraints of patient directed care. Physicians need avenues to regain their autonomy while satisfying the demands of public pressure and managed care. Close partnership with efficient business organizations offers the provider medical control and profit incentives. It also gives the physician accurate and predictable business and financial results.

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

Software and Information Systems Technology

Acadia, through a Master Software Licensing Agreement, has incorporated MEDISENSE, Computer Systems, Inc. as its internal software technology engine and will convert each merger and acquisition to this standard information system for all operating divisions and facilities. A vital component of Acadia's growth, MEDISENSE, provides a solid foundation for communication with medical bill payors and regulators. Information companies must expect that unit service prices will come down steadily as technology improves. Continuous improvement in software for billing, practice management and internal communications will keep Acadia ahead of the price curve.

International Strategic Alliance and Business Combinations

Developments throughout international markets continue to suggest that Acadia will be able to utilize those markets through implementation of its strategic alliance platform. Members of the Acadia management team possess international experience and will assist the Company in establishing the strategic relationships abroad in targeted countries. Acadia will be introduced to representatives from international business development associations (i.e. France, Ireland, Sweden, Spain, Germany, Italy, Morocco, Puerto Rico, the Caribbean, Columbia, Bolivia, Argentina, Peru, Japan, Thailand, Taiwan, China, India and the Middle East), business development centers, marketing experts, consulate departments and international business expositions. Acadia will also participate in international trade shows.

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

COMPETITION

The MSO and medical billing business is highly competitive. The Company competes with national and regional physician reimbursement organizations and certain physician groups and hospitals which provide their own business management and billing services. Competition among these organizations is based upon the relationship with the client or prospective client, the efficiency and effectiveness of converting medical services to cash, the ability to provide pro-active practice management services and, to the extent that service offerings are comparable, upon price.

With the substantial market opportunity, some or all of the following sources are likely to enter the market: healthcare information management consultants; healthcare information services providers, particularly developers and vendors of management software; companies that outsource business office functions; and other parties in contract management businesses (for example, business or financial management services) desiring to enter the healthcare field. The Company expects that distinguishing competitive factors will include reputation for expertise in health information management, expertise and experience in implementing leading technologies, size and scope of referenceable accounts, prior experience in billing, outsourcing, and pricing. Additionally, there are national companies that operate in other areas of the health information management spectrum, primarily, the business office and billing. As the Company expands its scope into other areas of health information management, the Company expects to compete with other, perhaps better established, better capitalized and larger competitors.

The Company experiences competition with respect to its billing business from a variety of sources, including both local and national businesses. The medical billing services market is highly fragmented, with thousands of
medical billing companies nationally.   The Company believes the principal
competitive factors include reputation, prior experience, technology, management, marketing, compliance, pricing, timeliness and accuracy of performance.

OPERATIONS

Service Delivery Methods

Acadia will provide business and financial services to smaller health care providers and organizations in suburban and rural areas in addition to regional and national clients in urban areas.

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

Information will then be stored by payer and invoices generated. Some payers will receive paper invoices by mail and others electronic invoices by telecommunications. Those receiving electronic invoices pay on average 30 days earlier than those who receive paper invoices.

When payment is received, funds will be deposited in an account owned exclusively by the provider. Each practice will receive a weekly or monthly payment and reconciliation report. Acadia will perform bookkeeping for some practices and provide a full monthly accounting of all activities.
All billing and collection information will be compiled and reported to the practice in summary form. This information will be available as a special report supporting data for fee for services and capitation negotiations with third party payers.

TECHNOLOGY

Software and Systems Technology

Acadia has signed Master Licensing Agreement with a national medical billing software and leading edge technology company, MEDISENSE. The Company's software operates on a NT network that allows centralized or decentralized processing. Additional considerations are:

- Windows NT operating system software will have more robust structure, easier maintenance and better cap

REGULATORY CONSIDERATIONS

Healthcare Industry

Acadia's business is affected by, among other things, trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of the U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some healthcare payors have paid the prices established by providers while other healthcare payors, notably government agencies and managed care companies, have paid less than established prices (in many cases less than the average cost of providing the services). As a consequence, prices charged to healthcare payors willing to pay established prices have increased in order to recover the cost of services purchased by government agencies and others but not paid for by them (i.e., "cost shifting"). The increasing complexity in the reimbursement system and assumption of greater payment responsibility by individuals have caused healthcare providers to experience increased accounts receivable and bad debt levels and higher business office costs.

Healthcare providers historically have addressed these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures, and by cost shifting. Notwithstanding the providers' responses to these pressures, management believes that the revenue growth rate experienced by certain Company clients continues to be adversely affected by increased managed care and other industry factors affecting healthcare providers in the United States. At the same time, the process of submitting healthcare claims for reimbursement to third party payors in accordance with applicable industry and regulatory standards continues to grow in complexity and to become more costly. Management believes that these trends have adversely affected and could continue to adversely affect the revenues and profit margins of the Company's operations.

Under Medicare law, physicians and hospitals are only permitted to assign Medicare claims to a billing service in certain limited circumstances. The Medicare statutes that restrict the assignment of Medicare claims are supplemented by Medicare regulations and provisions in the Manual.

The Medicare regulations and the Manual provide that a billing service that prepares and sends bills for the provider or physician and does not receive and negotiate the checks made payable to the provider or physician does not violate the restrictions on assignment of Medicare claims. Management believes that its practices do not violate the restrictions on assignment of Medicare claims because, among other things, it bills only in the name of the medical provider, checks and payments for Medicare services are made payable to the medical provider and the Company lacks any power, authority or ability to negotiate checks made payable to the medical provider. Acadia's medical billing activities are also governed by numerous federal and state civil and criminal laws. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs.

Submission of claims for services or procedures that are not provided as claimed may lead to civil monetary penalties, criminal fines, imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded healthcare programs. Specifically, the Federal False Claims Act allows a private person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and for such person to share in any amounts paid to the government in damages and civil penalties. Successful plaintiffs can receive up to 25 30% of the total recovery from the defendant. Such qui tam actions or "whistle blower" lawsuits have increased significantly in recent years and have increased the risk that a company engaged in the healthcare industry, such as Acadia and many of its clients, may become the subject of a federal or state investigation or may ultimately be required to defend a false claims action, may be subjected to government investigation and possible criminal fines, may be sued by private payors and may be excluded from Medicare, Medicaid and/or other federally funded healthcare programs as a result of such an action. The government on its own may also institute a Civil False Claims Act case, either in conjunction with a criminal prosecution or as a stand alone civil case. Whether instituted by a qui tam plaintiff or by the government, the government can recover triple its damages together with civil penalties of $5,000 $10,000 per false claim. Under applicable case law, a party successfully sued under the Federal False Claims Act may be jointly and severally liable for damages and penalties. Some state laws also provide for false claims actions, including actions initiated by a qui tam plaintiff. There can be no assurance that Acadia will not be the subject of false claims or qui tam proceedings relating to its billing activities or that Acadia will not be the subject of further government scrutiny or investigations relating to its billing and accounts receivable
management services operations.   Any such proceeding or investigation
could have a material adverse effect upon the Company.

Governmental Budgetary Constraints and Healthcare Reform

The federal government in recent years has placed increased scrutiny on the billing practices of healthcare providers and related entities. This scrutiny has been directed at, among other things, fraudulent billing practices. The Department of Health and Human Services in recent years has increased the resources of its Office of the Inspector General ("OIG") specifically to pursue both false claims and fraud and abuse violations under the Medicare program. This heightened examination has resulted in a number of high profile investigations, lawsuits and settlements.

In 1996, Congress enacted the Health Insurance Portability and Accounting Act of 1996, Pub. L. No. 104 191, 1996 U.S.C.C.A.N. (110 Stat. 1936) (codified in scattered titles of the United States Code, including 18, 26, 29 and 42 U.S.C.) which includes an expansion of certain fraud and abuse provisions, such as expanding the application of Medicare and Medicaid fraud penalties to other federal healthcare programs, and creating additional criminal offenses relating to healthcare benefit programs, which are defined to include both public and private payer programs. The Health Insurance Act also provides for forfeitures and asset freezing orders in connection with such healthcare offenses. Civil monetary penalties and program exclusion authority available to the OIG also have been expanded. The Health Insurance Act contains provisions for instituting greater coordination of federal, state and local enforcement agency resources and actions through the OIG. There also have been several recent healthcare reform proposals which have included an expansion of the anti kickback laws to include referrals of any patients regardless of payer source.

In the 1995 and 1996 sessions of the United States Congress, the focus of healthcare legislation was on budgetary and related funding mechanism issues. A number of reports, including the 1995 Annual Report of the Board of Trustees of the Federal Hospital Insurance Program, projected that the Medicare trust fund is likely to become insolvent by the year 2002 if the current growth rate of approximately 10% per annum in Medicare expenditures continues. Similarly, federal and state expenditures under the Medicaid program are projected to increase significantly during the same seven year period. In response to these projected expenditure increases, and as part of an effort to balance the federal budget, both the Congress and the Clinton Administration have made proposals to reduce the rate of increase in projected Medicare and Medicaid expenditures and to change funding mechanisms and other aspects of both programs. In late 1995, Congress passed legislation that would substantially reduce projected expenditure increases and would make significant changes in the Medicare and the Medicaid programs. The Clinton Administration has proposed alternate measures to reduce, to a lesser extent, projected increases in Medicare and Medicaid expenditures.

A number of states in which Acadia plans operations either have adopted or are considering the adoption of healthcare reform proposals at the state level. Acadia cannot predict the effect of proposed state healthcare reform laws on its operations. Additionally, certain reforms are occurring in the healthcare market which may continue regardless of whether comprehensive federal or state healthcare reform legislation is adopted and implemented. These medical reforms include certain employer initiatives such as creating purchasing cooperatives and contracting for healthcare services for employees through managed care companies (including health maintenance organizations), and certain provider initiatives such as risk sharing among healthcare providers and managed care companies through capitated contracts and integration among hospitals and physicians into comprehensive delivery systems. Consolidation of management and billing services by integrated delivery systems may result in a decrease in demand for Acadia billing services for particular physician practices, but this decrease may be offset by an increase in demand for Acadia's consulting and comprehensive business management services (including billing services) for the new provider systems.

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

EMPLOYEES

As of September 30, 1998, the Company employed approximately thirty-four (34) people. None of the Company's employees is a member of a labor union, and the Company considers its relations with its employees to be excellent.

IMPORTANT FACTORS RELATED TO
FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

The statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause actual results to differ materially are the risk factors which may be listed from time to time in the Company's reports on Form 10 QSB, 10 KSB and registration statements filed under the Securities Act.

Forward looking statements encompass the (i) expectation that the Company can secure additional capital, (ii) continued expansion of the Company's operations through joint ventures and acquisitions, (iii) success of existing and new marketing initiatives undertaken by the Company, and (iv) success in controlling the cost of services provided and general administrative expenses as a percentage of revenues.

The forward looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward looking statements were based on assumptions that the Company would continue to expand, that capital will be available to fund the Company's growth at a reasonable cost, that competitive conditions within the industry would not change materially or adversely, that demand for the Company's services would remain strong, that there would be no material adverse change in the Company's operations or business, and that changes in laws and regulations or court decisions will not adversely or significantly alter the operations of the Company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, regulatory and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.

Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward looking information will prove to be accurate. In light of the significant uncertainties inherent in the forward looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


ITEM 2. DESCRIPTION OF PROPERTY

The Company currently leases its headquarters facility at 95 Park Street in Lewiston, Maine, which is owned by Fleet Bank FSB. The space for the headquarters facility is leased to the Company. The following tabulates certain information with respect to the lease currently executed between the Company and Fleet Bank.


                       Current
                       Square          Monthly                 Lease
Location               Footage         Rental     Lessor       Expiration
                       -------         -------    -------      ----------

Executive Offices      5,600 sq. ft.   $3,500     Fleet Bank   7/31/03
95 P ark Street
Lewiston, Maine 04240


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II


ITEM 5. MARKET FOR COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been quoted on the National Association of Securities Dealers' ("NASD") National Market System Over-the-Counter ("OTC") Bulletin Board under the trading symbol "ACAD" since the NASD cleared the Company's Form 211 application, pursuant to Rule 15c2-11(a)(5) of the Exchange Act and accompanying Information and Disclosure Statement in May of 1997. The following table sets forth the range of high and low closing prices of the Company's Common Stock, as reported by the OTC Bulletin Board Market, from June 30, 1998 through September 30, 1998. The prices set forth below reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.


The prices in the table below represent the high and low sales price for the Common Stock as reported on the OTC Bulletin Board Market for the periods presented. Such prices are based on inter dealer bid and asked prices without markup, markdown, commissions or adjustments and may not represent actual transactions.

YEAR ENDED SEPTEMBER 27, 1997              HIGH            LOW
-----------------------------              ----            ----

  First Quarter..........................  $               $
  Second Quarter.........................  $               $
  Third Quarter..........................  $               $
  Fourth Quarter.........................  $ 2.500         $ 1.875


YEAR ENDED SEPTEMBER 30, 1998              HIGH            LOW
-----------------------------              ----            ----

  First Quarter.........................   $2.1875         $1.875
  Second Quarter........................   $2.0000         $1.625
  Third Quarter.........................   $1.875          $1.875
  Fourth Quarter........................   $1.125          $  .50


The last reported sale price of the Common Stock on September 30, 1998 was $1.12 per share. The number of record holders of the Company's Common Stock was 351 on September 30, 1998.

Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the Common Stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future, but intends instead to retain any future earnings for reinvestment in its business.

As reflected in the price quotations above, there have been price fluctuations in the Company's Common Stock. Factors that may cause or can cause market prices to fluctuate include any purchase or sale of a significant number of securities during a relatively short time period, quarterly fluctuations in results of operations, announcements of new facilities, issuance of additional securities, registration of securities and entrance of such securities into the public float, market conditions specific to the Company's industry and market conditions in general. In addition, in recent years the stock market in general has experienced significant price and volume fluctuations. These fluctuations, which may be unrelated to the operating performance of specific companies, have had a substantial effect on the market price for many small capitalization companies such as the Company.

Factors such as those cited above, as well as other factors that may be unrelated to the operating performance of the Company, may adversely affect the price of the Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR
        PLAN OF OPERATION

FISCAL YEAR ENDING September 30, 1998

NOTE:

On September 1, 1998, Acadia National Health Systems purchased selected assets of Northeast Medical Business Group, Inc., a medical billing and management services corporation located in Keene, New Hampshire. The following management discussion and analysis of financial conditions and results of operations includes the operations of Northeast from September 1, 1998 to September 30, 1998.

The following discussion should be read in conjunction with the Financial Statements and notes thereto.

GENERAL

Acadia National Health Systems, Inc., a corporation originally organized in 1971 and re-organized in 1996 under the laws of the State of Colorado ("Acadia" or the "Company"), provides business management services to physicians and hospitals, including data collection, data input, medical coding, billing, cash collections and accounts receivable management. These services are designed to assist customers with the business management functions associated with the delivery of healthcare services, allowing physicians and hospital staff to focus on providing quality patient care. These services also assist physicians and hospitals in improving cash flows and reducing administrative costs and burdens. The Company also provides information technology and consulting services to healthcare markets.

Acadia markets its products and services primarily to integrated healthcare delivery networks, hospitals, physician practices, long term care facilities
and home health providers.   The Company will also continue to focus on small
practices in tertiary markets ignored by the major MSO players. Acadia's business and marketing plan will combine the experiences of its leadership team with expanded executive talent.

The company was formed to become a major national Medical Management Services Organization (MSO) over the next five years. MSOs offer billing, consulting, software, business systems, related services and financing to physicians and other health care providers. In a growing managed care environment, these firms offer business resources to an industry that is traditionally clinically oriented.

SALES

Sales for the year were $1,134,972 compared to $730,546 for the corresponding period in 1997. This represents a 55% increase in volume over the period. Acadia was successful in adding nine (9) new clients during the year with annualized revenues of $425,000. Two additional client contracts were signed late in August and September with anticipated gross sales of $65,000 for fiscal year 1999.The Company also signed a major contract in July 1998 with a large local behavioral medicine group for a one year term. Revenue earned on this contract in the 1998 fiscal year totaled $61,000 with additional revenue of over $100,000 expected before the contract expires in mid 1999.
At that time both parties have agreed to review results to determine if any future contractual relationship should take place.

As a result of the acquisition of Northeast Medical Business Group, Inc. as described above, Acadia added ten (10) physician practice groups to its client base. Gross revenue earned on these contracts in the 1998 fiscal year totaled $42,400. Gross sales of $650,000 are expected for fiscal year 1999 from these clients.

All the Company's new clients are medical specialists in radiology, anesthesiology, behavioral and family medicine, which further compliments our solid base in these disciplines.

OPERATING EXPENSES

Increases in operating expenses during the period were principally due to increased costs incurred in servicing the expanded client base, in addition to increases in depreciation, occupancy, and administrative costs related to the acquisition of Northeast Medical Billing.

OPERATING INCOME

The operating gain for the year was $80,371 compared to a gain of $4,066 for fiscal year 1997. This represents a significant increase over the prior year.

INCOME TAXES

Acadia is a C Corporation with an accrual of $8,770 combined State and Federal income taxes.

NET INCOME

Acadia's net gain after taxes of $53,650 was ($0.0143) per share on 3,744,321 average outstanding common shares as compared to $1,866 ($0.0005 per share) on 3,733,987 outstanding common shares in fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's non-trade accounts receivable increased $233,718 due to the rapid growth of the Waivered Foster Home and non-medical billing programs as well as the acquisition of Northeast Medical Group. These are clean, secured receivables with the majority due from the State of Maine. During this same period, the Company added $97,684 in property, plant and equipment, principally computer systems and related software. Anticipated expansions and potential acquisitions will place additional demands on liquidity during the remainder of next year. The Company received a $30,000 four (4) year term loan, variable rate of .75% over national prime APR in June l998. The Company also signed a second five (5) year term loan for $200,000 at a 9.25% fixed rate in September 1998 to cover start up expenses and technology costs related to the acquisition of Northeast Medical Billing.

These loans are secured by accounts receivables and equipment, including new assets acquired as a result of the acquisition.

SALARIES AND WAGES

Increase reflects the Company's expanded client base creating the need for additional staff, as well as the expansion of the Senior Management team.

DEPRECIATION

Increase reflects the Company's normal investment in property and equipment to support growth in its business as well as the acquisition of Northeast Medical Group, Inc. Primary capital expenditures were in the technology area.

AMORTIZATION

Amortization of intangible assets, which are primarily associated with the Company's acquisitions and software products, was $8,544 for the year ended September 30, 1998 as compared with $3,419 for the same period in 1997.

INTANGIBLE ASSETS

The Company amortizes goodwill over a period of five years as management believes that these assets have a determinate life based on the non-competition agreements related to the acquisition. Management continually monitors events and circumstances both within the Company and within the industry, which could warrant revisions to the Company's estimated useful life of goodwill. If the Company ever determines that a reduction in the amortization period is necessary, it could have a material impact on the Company's results of operations.

INTEREST EXPENSE

Net interest expense was $57,200 in the year ended September 30, 1998 as compared with $34,095 in the same period of 1997. The increase in interest expense was due to additional financing requirements related to the acquisition of Northeast as well as capital expansions.

OTHER INFORMATION
=================

Acadia has spent the second fiscal year of operations preparing the organization for rapid sales growth and expansion. The Company has completely revised operating policies, installed a new financial management system and recruited experienced, operational and management personnel. Discussions continue with other similar businesses for future acquisitions and mergers. Also, the Company is actively working with underwriters and capital formation specialists, concentrating in health care companies, to arrange a secondary offering capitalization.

Another major accomplishment this year was the development and adoption of a medical reporting compliance program. Acadia takes very seriously the need for correct verification, reporting and billing of medical services to all payors. Education of our employees and providers is constant and critical to remain abreast in this very complex and rapidly changing medical billing and regulated arena.

MAJOR ACQUISITION

The Company continues to initiate discussions with various companies towards major acquisitions that will greatly strengthen Acadia and its product lines.

SALES TRENDS

Trends in Acadia's existing business lines, medical billing services and billing for waivered foster home care, are positive, with expected growth throughout FY1999. Added billing clients, software sales, practice management consulting, related support services and major acquisitions are expected to result in major revenue and earning increases in FY 1999 and beyond.

ACCOMPLISHMENTS AND OBJECTIVES

The Company will grow through strategic acquisitions, joint ventures and internal strategic alliance. Our market capitalization will foster our national marketing and sales programs. Promotion of our medical billing software technology and medical practice management consulting services will add additional growth to our front line business of medical billing. Many smaller billing services and some practice management consultants are ill equipped to deal with the changes occurring in the health care market and regulatory environment, establishing them as candidates for affiliation. Acadia intends to grow its business through mergers and acquisitions of companies whose business philosophy is based on producing a high quality product, who's management is dedicated to long term ethical growth and who's organization and structure are complimentary to Acadia's vision of a superior company with a premium product.

The degree to which the Company is leveraged could have the following consequences: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purpose may be impaired; and (ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of principal and interest on its indebtedness thereby reducing the funds available to the Company for its operations. In addition, the Credit Lines and short-term debt contain financial and other restrictive covenants, including without limitation those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets, capital expenditures, and prepayments of indebtedness.

YEAR 2000

It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's customers, vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company has conducted a review of its business systems, including its computer systems, and is querying its customers, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing date information as the year 2000 approaches and is reached. Through its review, the Company has identified a number of older legacy systems that will be abandoned in favor of a limited number of more efficient processing systems, rather than make all the systems Year 2000 compatible.

The detail planning and inventory for the majority of the Company's legacy systems that are being modified for Year 2000 compatibility has been completed and such systems are in remediation. Customers, vendors and resellers have been identified and requests for information distributed regarding the Year 2000 readiness of such parties. Responses are expected through the first quarter of 1999. The Company will develop contingency plans during the first quarter of 1999 through the second quarter of 1999 in response to assessments of the Year 2000 readiness of customers, vendors and resellers.

The estimated cost of the Company's Year 2000 efforts is $25,000 to $30,000 over 1999, the majority of which represents redirection of internal resources. However, there can be no assurance that the Company will identify all such Year 2000 problems in its computer systems or those of its customers, vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenue. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected such problems.

ITEM 8. FINANCIAL STATEMENTS

The financial statements are included beginning at F 2. See page F 1 for the Index to the Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 4, 1997, Berry, Dunn, McNeil & Parker, Certified Public Accountants, whose address is 100 Middle Street, Portland, Maine 04104 1100 has been engaged as the principal accountant to audit the Registrant's financial statements.

Additionally, there has been no occurrence requiring a response to this item.


PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS;

Acadia National Health Systems, Inc. strives to provide a pleasant working environment and a strong team spirit. Acadia has embraced the philosophy of "Distributive Ownership" that will be carried further through corporate office incentives and business unit ownership.

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

Mr. Chute has a Masters Degree in Business, is certified as a Diplomate from the American College of Healthcare Executives, carries an advanced certification as Fellow from the Healthcare Financial Management Association and is certified as a health care billing and management executive.

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

Mark T. Thatcher, Vice President, Corporate Counsel - Mr. Thatcher has participated as a business and legal advisor for a number of public and privately held companies. He has been retained for federal and state securities compliance, venture capital analysis, public and private merger and acquisition review, corporate reorganization/restructuring planning, and international franchising development.

Mr. Thatcher coordinates and administers consultation regarding advanced securities planning, corporate acquisitions and mergers, advanced foreign situs estate planning, international tax planning, Securities Act of 1933 compliance, Securities Exchange Act of 1934 compliance, "Blue Sky Law" compliance and Rule 144/145/701 sales and transaction compliance. He has participated directly in eight public offerings registered with the S.E.C. and filed over thirty private offerings.

Mr. Thatcher was a junior partner of Daniel P. Edwards, P.C., an "AV" rated Colorado law firm with multiple listings for "preeminence" in the Martindale Hubell Directory. The firm was "of counsel" to Hughes Dorsey, Denver, Colorado, Heron Burchette, Washington, D.C. and Sparks, Dix and Enoch, Colorado Springs, Colorado. He is an honorary member of Phi Kappa Delta, Sutton Award candidate, and recipient of the E.V. Graham Scholarship Merit Award.

Mr. Thatcher attended the University of Denver where he earned a Juris Doctorate and Masters in Business Administration. He is presently a member of the State Bar of Colorado; Court of Appeals, District of Columbia; Committee Member of the Securities Forum, Washington, D.C.; Member of the Business Section, Securities Forum, Tax Section and Estate and
Probate Section of the American Bar Association; and Member of  the
American Society of International Law.

John L. Crispin, M.D., Member of the Board of Directors - Doctor Crispin, currently a practicing physician is Chief, Department of Anesthesiology, at Central Maine Medical Center. He has held the position of Department Chief since 1995. Doctor Crispin, is licensured in the State of Maine and certified as Diplomate, American Board of Anesthesiology. Doctor Crispin holds a B.A. Cum Laude from Colby College, Waterville, Maine and a 1982 graduate of
Dartmouth Medical School.   He has served his internship, residency,
fellowship, military and as Chief Resident duties throughout the northern seaboard. Doctor Crispin was awarded the John Dukrey Award for Excellence in Regional Anesthesia and the Robert D. Dripps Award for the outstanding graduate resident in anesthesiology. He currently is a member of the Board of Directors for United Way of Androscoggin County and Lewiston-Auburn Physician's Association in addition to serving on the Executive, Operating Room, Pharmacy and Therapeutic Committees at Central Maine Medical Center.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following material contains information concerning the directors, including their recent employment, positions with the Company, other directorships and age as of the date of this Form 10 KSB.

                                    CAPACITIES IN              DIRECTOR OR
NAME                       AGE      WHICH SERVED               OFFICER SINCE
                           ---      -------------              -------------

Paul W. Chute              49       Chairman of the Board,     1997
                                    President and Treasurer

Jacquelyn J. Magno         51       Vice President and         1996
                                    Secretary

John Crispin, MD           42       Director                   1997

Mark T. Thatcher, Esq.     34       Director                   1997


Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. The Board is seeking qualified nominees to fill the vacancies and anticipates that the nominees will be presented to shareholders at the Company's next annual meeting. Officers are appointed by and serve at the discretion of the Board of Directors. All of the Company's officers devote full time to the Company's business and affairs.

COMMITTEES OF THE BOARD

The Board of Directors delegates certain of its authority to a Compensation Committee and an Audit Committee. There are currently vacancies on both of these committees. The Board expects to fill such vacancies after it has filled the vacancies on the Board of Directors.

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

BOARD AND COMMITTEE ATTENDANCE

In the 1998 fiscal year, the Board of Directors held four meetings. All directors attended more than 75% of the aggregate of board and committee meetings held during the 1998 fiscal year.


ITEM 11. EXECUTIVE COMPENSATION

                            SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
________________________________________________________________________________
Annual Compensat.                      Awards                            Payouts
________________________________________________________________________________

(a)          (b)   (c)       (d)      (e)     (f)       (g)      (h)     (i)
                                      Other   Rest.                      All
Name and                              Annual  Stock              LTIP    Other
Principal                             Comp.   Award(s)  Opt.     P/outs  Comp.
Position     Year  Salary    Bonus($) ($)     ($)       SARs(#)  ($)     ($)
________________________________________________________________________________
CEO &
Treasurer    1998  51,750.00
Chute,
Paul W.
             1997  56,000.00
                   (Annualized)

V.P.
Magno,
Jacquelyn J. 1998  33,800.00

             1997  50,000.00
                   (Annualized)

             1996  50,000.00

V.P.
DeJohn,
Frank J.     1998  35,000.00
                   (Annualized)

No employee of the Company receives any additional compensation for his services as a director. Non management directors receive no salary for their services as such, but are entitled to receive reasonable travel or other out of pocket expenses incurred by non management directors in attending meetings of the Board of Directors and a fee of $100.00 per meeting attended.

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

ITEM 12. SECURITY OWNERSHIP OF
         CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Common Stock as of September 30, 1998 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock,
(ii) each director, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

                                 Shares of Acadia
                                 Common Stock to be
                                 Beneficially Owned    Percent
Name and                         as of the Distrib.    of
Address                          Record Date           Class

Paul W. Chute                      710,750             19.01%
76 North Withman School Road
Buckfield, ME 04220

Jacquelyn Magno                    710,350             19.00%
124 Fairway Drive
Auburn, ME 04210

Mark T. Thatcher                   700,000             18.24%
5 Julia Court
Portsmouth, RI 02871

All Directors and                2,247,100             58.56%
Executive Officers
As a Group

Management of Acadia has advised that they may acquire additional shares of Acadia Common Stock from time to time in the open market at prices prevailing at the time of such purchases.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with affiliate and insider transactions, the Company will not secure an independent determination of the fairness and reasonableness of such transactions and arrangements with affiliates of the Company. However, in each instance, the directors will review and unanimously approve the fairness and reasonableness of the terms of the transactions. The Company believes that the approved transactions will be fair and reasonable to the Company on the basis that such transactions will be on terms at least as favorable as could have been obtained from unaffiliated third parties. The transactions between officers and directors of the Company, on the one hand, and the Company, on the other, have inherent conflicts of interest.

On September 8, 1998, the Registrant entered into a Contract for Sale of Assets agreement with Northeast Medical Business Group, Inc., a New Hampshire corporation (hereinafter referred to as "Northeast" or "Company") and Frank and Martha DeJohn, sole shareholders of the Company, to acquire selected assets and a limited list of liabilities of the Company. The Registrant acquired all accounts receivables, furniture & equipment, computer hardware and operating systems as well as all software licenses along with various inventories an prepaid assets. In consideration, the Registrant paid a combination of $300,000 in cash and selected bank, lease and trade debt assumption, along with one hundred thousand (100,000) shares of the Registrant's common stock valued at $1.12 per share. A portion of the cash used in the acquisition was supplied by a five (5) year term loan for $200,000 at variable market rates obtained from Northeast Bank FSB, Auburn, Maine 04211 (no relationship with acquisition). All assets acquired were owned by or under lease to Northeast Medical Business Group, Inc., and will continue to be used in the operations of medical billing, accounts receivable management and medical practice management.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8 K

(a)  EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

EXHIBIT         NO.     DOCUMENT

*               2.1     Assets Purchase Agreement between Acadia National
                        Health Systems, Inc. and Physician Resources, Inc., dated September 27, 1996;

####            2.2     Contract for Sale of Assets of Northeast Medical
                        Business Group to Acadia National Health Systems, Inc., dated September 8, 1998;

####            2.3     Non-Competition, Confidentiality and Non-Solicitation
                        Agreement between Frank and Martha DeJohn and Acadia
                        National Health Systems, Inc., dated September 8, 1998;

EXHIBIT         NO.     DOCUMENT

*               3.1     Articles of Incorporation of the Company, as amended;

*               3.2     Bylaws of the Company;

*               4.1     Instruments Defining Rights of Security
                        Holders/Minutes of Annual/ Special Meetings of the
                        Company;

*               4.2     Loan Agreements Secured by Demand Notes/Promissory
                        Notes, Defining Rights of Holders of Long Term Debt;

####            5.1     Opinion on Legality of Securities Being Issued to
                        Frank and Martha DeJohn;

*               10.1    Software License Master Agreement;

*               10.2    Lease of Premises, Acadia Corporate Headquarters, 460
                        Main Street, Lewiston, Maine 04240 (Assignment);

*               10.3    Employment Agreements, dated September 27, 1996
                        between Acadia and THOMAS N. HACKETT, C.E.O.,
                        JACQUELYN J. MAGNO, Vice President;

*               10.4    Internal Revenue Code Section 125 Cafeteria Plan
                        dated June 1, 1996;

*               10.5    Line of Credit Memorandum dated September 8, 1995
                        with PEOPLE'S HERITAGE BANK in the amount of $250,000.00;

*               10.6    Line of Credit Memorandum dated July 29, 1996 with
                        PEOPLE'S HERITAGE BANK in the amount of$100,000.00;

###             10.7    Common Stock Purchase Agreement for 156,000 shares
                        of common stock of Acadia National Health Systems, Inc.

###             10.8    Assignment Separate from Certificate and
                        Irrevocable Stock Power for 156,000 shares of common stock of Acadia National Health Systems, Inc.

EXHIBIT         NO.     DOCUMENT

###             10.9    Opinion of Counsel with respect to transfer of
                        156,000 shares of common stock of Acadia National
                        Health Systems, Inc.

###             10.10   Common Stock Purchase Agreement for 2,326,000 shares of
                        common stock of Acadia National Health Systems, Inc.

###             10.11   Assignment Separate from Certificate and Irrevocable
                        Stock Power for 2,326,000 shares of common stock of Acadia National Health Systems, Inc.

###             10.12   Opinion of Counsel with respect to transfer of
                        2,326,000 shares of common stock of Acadia National
                        Health Systems, Inc.

####            10.13   Board of Directors' Resolution Authorizing Increase
                        of outstanding Shares in connection with the issuance of 100,000 shares of common stock of Acadia National
                        Health Systems, Inc., to Frank and Martha DeJohn, in joint tenancy w/ right of survivorship;

####            10.14   Opinion of Counsel with respect to issuance
                        of 100,000 shares of common stock of Acadia National
                        Health Systems, Inc. to Frank and Martha DeJohn;

x               11      Computation of Basic and Diluted Earnings Per Share

##              16.1    Baker Newman & Noyes' Letter dated August 18, 1997
                        in response to Item 4(a)(i), Item 4(a)(ii) and Item
                        4(a)(iii) of this Form 8-KA.

###             20.1    Board of Director's Resolution authorizing new
                        lines of credit and a term loan in connection with canceling personal guaranty and Debts of Thomas N. Hackett, founder of the Registrant.

###             20.2    Opinion of Borrower's Counsel

###             20.3    Indemnification Agreement (Estate of Thomas N.
                        Hackett)

EXHIBIT         NO.     DOCUMENT

###             20.4    Indemnification Agreement (Peacock Hill Farm Limited
                        Liability Company)

####            20.5    Board of Director's Resolutions authorizing a term
                        loan in connection with purchase of selected assets of Northeast Medical Business Group, Inc. by Acadia
                        National Health Systems, Inc;

####            20.6    Opinion of Borrower's Counsel;

x               23.1    Consent of Counsel

x               23.2    Consent of Berry, Dunn, McNeil & Parker, independent
                        certified public accountants for the Company.

x               27      Financial Data Schedule

x               99.1    Private Securities Litigation Reform Act of 1995 Safe
                        Harbor Compliance Statement for Forward-Looking
                        Statements

####            99.2    Text of press release dated September 9, 1998.

------------------------------
x          Filed herewith.

* Incorporated by reference from the issuer's Registration Statement on Form 10SB12G (S.E.C. File No. 000-1026491) as declared effective on January 11, 1997.

# Incorporated by reference from the Issuer's Form 8 KA for event date of July 31, 1997.

## Incorporated by reference from the Issuer's Form 8 KA for event date of August 8 and August 20, 1997.

### Incorporated by reference from the Issuer's Form 8 K for event date of August 13, 1997.

#### Incorporated by reference from the Issuer's Form 8-K for event date of September 23, 1998.

(b)  REPORTS ON FORM 8 K

The Company filed the following reports on Form 8 K during the last quarter of the 1998 fiscal year.

     8-K, September 9, 1998, Item 99.1, Press Release

     8-K, September 23, 1998, Item 2, Acquisition of Assets and
     Item 5, Other Events

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACADIA NATIONAL HEALTH SYSTEMS, INC.


By:  /s/ Paul W. Chute

Paul W. Chute,
Chairman of  the Board and Chief Executive Officer
Date: December 30, 1998

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                    DATE


/s/ Paul W. Chute            Chairman of the Board,   December 30, 1998
                             President (Principal
                             Executive Officer) and
                             Treasurer

/s/ Jacquelyn J. Magno       Vice President and       December 30, 1998
                             Secretary

/s/ John Crispin, MD         Director                 December 30, 1998

/s/ Mark T. Thatcher, Esq.   Director                 December 30, 1998

                    ACADIA NATIONAL HEALTH SYSTEMS, INC.

                   FINANCIAL STATEMENTS TABLE OF CONTENTS


Independent Auditors'
Report...............................................F-2

Financial Statements

     Balance Sheet
     September 30, 1998..............................F-3

     Statements of Operations
     Years Ended September 30, 1998 and
     September 26, 1997..............................F-4

     Statement of Changes in Stockholders' Equity
     Years Ended September 30, 1998 and
     September 26, 1997..............................F-5

     Statements of Cash Flows
     Years Ended September 30, 1998 and
     September 26, 1997..............................F-6

Notes to Consolidated Financial
Statements...........................................F-7


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Acadia National Health Systems, Inc.

We have audited the accompanying balance sheet of Acadia National Health Systems, Inc., as of September 30, 1998, and the related statements of income, changes in stockholders' equity and cash flows for the years ended September 30, 1998 and September 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acadia National Health Systems, Inc., as of September 30, 1998, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended September 30, 1998 and September 26, 1997, in conformity with generally accepted accounting principles.


Portland, Maine
November 20, 1998

ACADIA NATIONAL HEALTH SYSTEMS, INC.

Balance Sheet

September 30, 1998

ASSETS

Current assets
     Cash                                                   $     2,529
     Accounts receivable and advances                         1,001,107
     Current portion of note receivable                          19,885
     Prepaid expenses and other assets                           69,634
     Deferred income taxes                                        5,960

               Total current assets                           1,099,115

Property and equipment
     Computer software and licenses                              79,847
     Equipment                                                  134,703
     Furniture and fixtures                                      38,431
     Leased equipment under capital leases                      211,173

                                                                464,154
     Less accumulated depreciation                               94,863

               Net  property and equipment                      369,291

Other assets
     Deferred costs, net of amortization of $10,552              31,754
     Goodwill, net of amortization of $1,412                     83,323
     Note receivable                                             63,487

               Total other assets                               178,564

                                                            $ 1,646,970

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Notes payable                                          $   542,738
     Current portion of long-term debt                           57,600
     Current portion of obligations under capital leases         55,800
     Accounts payable                                            72,633
     Accrued expenses                                            43,339
     Income taxes payable                                         8,770

               Total current liabilities                        780,880

Deferred income taxes                                            12,500

Long-term debt, excluding current portion                       248,399

Note payable - stockholder                                       20,850

Obligations under capital leases,
  excluding current portion                                      92,193

               Total liabilities                              1,154,822

Commitments (Note 10)

Stockholders' equity
     Common stock of no par value; authorized 50,000,000
       shares; issued and outstanding 3,837,987 shares          394,640
     Additional paid-in capital                                  41,992
     Retained earnings                                           55,516

               Total stockholders' equity                       492,148

                                                            $ 1,646,970

ACADIA NATIONAL HEALTH SYSTEMS, INC.

Statements of Income

Years Ended September 30, 1998 and
September 26, 1997

                                                    1998           1997
                                                  -----------    -----------

Revenues                                          $ 1,134,972    $   730,546
Direct expenses                                       394,773        229,844

               Gross profit                           740,199        500,702

Selling, general and administrative expenses
     Salaries and benefits                            242,685        143,683
     Professional fees                                 42,763        141,423
     Administrative                                    82,624         55,358
     Depreciation and amortization                     43,773         31,797
     Equipment                                         45,604         23,342
     Postage                                           69,199         30,579
     Occupancy                                         60,190         39,702
     Travel                                            16,438         14,709
     Bad debts                                          5,509              -

               Total expenses                         608,785        480,593

Other income (expense)
     Interest expense                                 (57,199)       (34,095)
     Interest income                                    9,450            552
     Other income                                      10,697         17,500
     Loss on disposition of fixed assets              (13,991)             -

               Total other expenses                   (51,043)       (16,043)

               Income before income taxes              80,371          4,066

Income taxes                                           26,721          2,200

               Net income                         $    53,650    $     1,866

               Net income per common share        $     .0143    $     .0005

ACADIA NATIONAL HEALTH SYSTEMS, INC.

Statements of Changes in Stockholders' Equity

Years Ended September 30, 1998 and September 26, 1997



                                            Common Stock             Additional        Retained
                                         Shares      Amount        Paid-in Capital     Earnings        Total
                                         _________   ___________   _______________     ___________     ____________
Balance, September 27, 1996              3,708,987   $   251,640   $         -         $         -     $   251,640

     Issuance of common stock               25,000        25,000             -                   -          25,000
     Additional capital contribution             -             -        41,992                   -          41,992
     Net income                                  -             -             -               1,866           1,866

Balance, September 26, 1997              3,733,987       276,640        41,992               1,866         320,498

     Issuance of common stock                4,000         6,000             -                   -           6,000
     Common stock to be issued             100,000       112,000             -                   -         112,000
     Net income                                  -             -             -              53,650          53,650

Balance, September 30, 1998              3,837,987   $   394,640   $    41,992         $    55,516     $   492,148


Statements of Cash Flows

Years Ended September 30, 1998 and September 26, 1997


                                                                 1998           1997
                                                               -----------    -----------
Cash flows from operating activities
     Net income                                                $    53,650    $     1,866
     Adjustments to reconcile net income to net cash
          provided (used) by operating activities
               Stock issued for services received                    6,000         41,992
               Depreciation and amortization                        43,773         31,797
               Loss on disposition of fixed assets                  13,991              -
               Deferred income taxes                                13,540            500
               Decrease (increase) in
                    Accounts receivable and advances               (95,887)      (547,106)
                    Prepaid expenses and other assets              (12,836)        26,184
               Increase (decrease) in
                    Accounts payable                                15,436          3,235
                    Accrued expenses                                13,058         (9,694)
                    Income taxes payable                             7,070          1,700

               Net cash provided (used) by operating activities     57,795       (449,526)

Cash flows from investing activities
     Deposits                                                            -         12,000
     Additions to property and equipment                           (97,683)       (87,493)
     Cash paid for net assets acquired                             (18,168)             -
     Note receivable                                                (8,372)       (75,000)

               Net cash used by investing activities              (124,223)      (150,493)

Cash flows from financing activities
     Net short-term borrowings                                     (10,125)       463,946
     Principal payments on long-term debt                          (20,667)      (103,912)
     Proceeds from issuance of long-term debt                      101,287        101,407
     Principal payments under capital lease obligations             (7,249)             -
     Organizational costs                                                -         (6,150)
     Deferred financing cost                                             -         (2,352)
     Increase in note payable to stockholder                             -          6,803
     Sale of common stock                                                -         25,000

               Net cash provided by financing activities            63,246        484,742

               Net decrease in cash                                 (3,182)      (115,277)

Cash, beginning of year                                              5,711        120,988

Cash, end of year                                              $     2,529    $     5,711


ACADIA NATIONAL HEALTH SYSTEMS, INC.

Notes to Financial Statements

September 30, 1998 and September 26, 1997

Nature of Business and Change in Year End

The Company provides practice management, invoicing and accounts receivable collection services for doctors' offices, foster homes, and hospital-based practices in the New England area. The Company's operations commenced on September 27, 1996, after the acquisition of an affiliate. During 1998, the Company changed from a 52/53 week year-end to a fiscal year ending September 30.

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


Reclassifications

Certain 1997 balances have been changed to conform with 1998 presentation.


Earnings Per Share

Earnings per share are based upon the weighted average number of common shares outstanding during the year. There are no common stock equivalents that dilute the number of shares.


Property and Equipment

Property and equipment are stated at cost and are being depreciated over the estimated useful lives of the assets using straight-line and accelerated methods.

1.    Summary of Significant Accounting Policies (Concluded)


Deferred Costs

Deferred development and organizational costs are being amortized using the straight-line method over five years.

Deferred financing costs are being amortized over the five year term of the loan.


Goodwill

Goodwill in the amount of $84,735 arose from the acquisition of Northeast Medical Billing Group. It is being amortized on a straight-line basis over five years, based on the duration of the non-competition agreement.


Advertising

The Company expenses advertising as incurred. Advertising expense was $8,685 and $630 for the years ended September 30, 1998 and September 26, 1997.


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

Restatement

Equity balances at September 26, 1997 were restated to appropriately reflect stockholder transactions. There was no change to total stockholders' equity.

2.    Acquisition

On September 8, 1998, the Company acquired selected assets of Northeast Medical Business Group, Inc., a medical billing and management services corporation located in New Hampshire. The Company acquired selected assets and assumed certain bank, lease, and trade debt, in exchange for $18,000 in cash and 100,000 shares of the Company's common stock, valued at $1.12 per share. The purchase method was used to account for the acquisition, and the purchase price was allocated as follows:

          Accounts receivable                  $     138,000
           Deposits and prepaid expenses               8,000
           Property and equipment                    155,000
          Goodwill                                    85,000
          Current liabilities                        (47,000)
          Loan payable                              (122,000)
          Capital lease obligations                  (87,000)

          Cash paid and stock to be issued     $     130,000

The accompanying financial statements include the operations of Northeast Medical Billing Group, Inc. for the period from September 8, 1998 to September 30, 1998.

The unaudited consolidated results of operations on a pro forma basis as though Northeast Medical Business Group had been acquired as of the beginning of the Company's fiscal years 1998 and 1997 are as follows:

                                             1998              1997
                                             -----------       -----------

               Revenues and other income     $ 1,631,818       $ 1,813,035
               Net income                        119,842            62,541
               Earnings per common share         0.03123           0.01630


3.    Accounts Receivable and Advances

Accounts receivable and advances consist of the following at September 30, 1998:

               Accounts receivable                             $   346,507
               Advances                                            654,600

                                                               $ 1,001,107

3.    Accounts Receivable and Advances (Concluded)

The Company has arrangements with certain customers whereby the Company advances cash to the customer based on their outstanding accounts receivable. The Company then assumes the responsibility for billing and collecting such receivables, which have been pledged as collateral.

4.    Note Receivable

The Company holds an $83,372 conditional note receivable from a vendor at l0% interest, due in monthly installments of $2,420, including interest beginning November l, 1998. The note is collateralized by accounts receivable, equipment and inventory of the vendor.

5.    Indebtedness

Long-Term Debt:

Long-term debt at September 30, 1998 consists of the following:

Note payable to bank at 1.25% above prime, (9.75% at the
     balance sheet date), due in monthly installments of $2,822, including interest, through July 2002; collateralized by
     substantially all assets of the Company                      $   105,999


9.25% note payable to bank, due in monthly installments
     of $4,177, including interest, through September 2003;
     collateralized by equipment and fixtures                         200,000

                                                                      305,999
     Less current portion                                              57,600

     Long-term debt, excluding current portion                    $   248,399


Maturities of long-term debt for the next five years are as follows:

               1999       $ 57,600
               2000         63,300
               2001         69,600
               2002         67,900
               2003         47,599

5.    Indebtedness (Concluded)

Lines of Credit:

The Company, as co-borrower with Community Living Options (CLO), a customer of the Company, has a $ 250,000 revolving line of credit which is collateralized by all assets of the Company, exclusive of real estate. Interest is at the National Prime rate plus l% (9.50% at September 30, 1998). Borrowings under this line of credit are limited to 80% of eligible accounts receivable of CLO (trade accounts receivable due to CLO under its Job Smart program). Advances under the line totaled $170,038 at September 30, 1998.

The Company also has a $400,000 revolving line of credit which is collateralized by all assets of the Company, exclusive of real estate. Interest is at the National Prime rate plus l% (9.50% at September 30, 1998). Borrowings under this line of credit are limited to 80% of eligible accounts receivable less the principal amount outstanding on the $105,999 term note from same lender. Advances under the line totaled $372,700 at September 30, 1998.

6.    Leases

Through July 1998, the Company leased office space under an operating lease agreement calling for monthly rental payments of $1,700. The lease expired on December 31, 1996, and was renewed on a monthly basis through July 1998. The Company currently leases office space under an operating lease agreement that expires in 2003. The lease calls for monthly rental payments of $3,500. Lease payments under these agreements totaled $25,312 and $20,400 in 1998 and 1997, respectively.

The company leases certain computer and other office equipment under capital leases that expire from 2000 through 2003. The company also leases certain computer equipment under a noncancelable operating lease that expires next year.

Included under property, plant, and equipment at September 30, 1998 are the following amounts applicable to capital leases:

          Equipment                         $     207,687
          Furniture and fixtures                    3,486

                                                  211,173
          Less accumulated amortization             3,825

                                            $     207,348

6.    Leases (Concluded)

Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments as of September 30, 1998 are as follows:

                                                     Capital       Operating
                                                     Leases        Leases
                                                   -----------   -----------
1999                                               $    69,800   $    88,000
2000                                                    70,700        62,000
2001                                                    23,200        65,000
2002                                                     5,600        47,000
2003                                                     4,700        41,000

                                                       174,000   $   303,000

Less amount representing interest at 9.25%              26,007

Present value of minimum capital lease payments        147,993

     Less current portion                               55,800

Obligations under capital leases,
  excluding current portion                        $    92,193


7.    Issuance of Stock as Compensation

During 1997, 60,000 shares of common stock were transferred from an existing stockholder for services rendered, at a calculated cost per share of $.05087. An additional 700,000 shares were transferred for services to be rendered over the next three years. Prepaid expense of $35,609 was recorded and is being expensed over a three year period beginning in 1998. Accordingly, these transactions were recorded in additional paid-in capital.

8.    Income Taxes

Income tax expense at September 30, 1998 consists of:

                                   Current       Deferred       Total
                                 -----------   -----------    -----------
     1998
     ----
          Federal                $     9,637   $    10,140    $    19,777
          State                        3,544         3,400          6,944

                                 $    13,181   $    13,540    $    26,721

     1997
     ----
          Federal                $     1,350   $       400    $    1,750
          State                          350           100           450

                                 $     1,700   $       500    $    2,200

The current deferred tax asset of $5,960 results from accrued vacation pay which is not currently deductible for income tax purposes.

The noncurrent deferred tax liability of $12,500 results from assets whose tax basis differs from the financial statement carrying amount.

9.    Supplemental Cash Flow Information

Cash paid for interest and income taxes during 1998 and 1997 were as follows:


                                                    1998           1997
                                                  -----------    -----------

          Interest                                $    57,199    $    34,095

          Income taxes                            $     7,444    $         -

9.    Supplemental Cash Flow Information (Concluded)

The Company had the following noncash transactions during 1998:

Equipment was acquired under capital leases totaling $155,243.

The Company had noncash transactions related to the acquisition of Northeast Medical Billing Group. Debt assumed as part of the acquisition and related closing costs, totaling $128,713, were refinanced as part of a bank note payable. In addition, assets were acquired through the issue of common stock with a market value of $112,000.

10.    Commitments

The Company signed a Memorandum of Understanding dated October 1998 with a corporation to acquire 20% of their issued and outstanding common stock in exchange for certain considerations totaling approximately $374,000. An initial payment of $50,000 in cash and 20,000 common shares of the Company, valued at $1.12 per share, are to be delivered on the closing date. The remaining cash of $100,000 and 180,000 common shares of stock at the prevailing market price are to be issued ratably in nine successive monthly installments. The terms of this agreement are contingent upon completion of due diligence and acceptance of noncompetition agreements and other conditions.

11.    Related Party Transactions

The Company has notes payable due on demand to an officer and stockholder. The principal balance of the note was $20,850 at September 30, 1998. The note is unsecured and requires monthly interest payments at a rate of 10%. Interest of $2,085 was paid for the years ended September 30, 1998 and September 26, 1997.

The Company's attorney is a shareholder and also serves on the Board of Directors. Amounts totaling $11,524 were paid during 1998 for legal and consulting fees.

12.    Fair Value of Financial Instruments

The Corporation's financial instruments consist of cash, short-term trade receivables and payables, long-term notes receivable, lines of credit and long-term debt. The carrying amounts of all instruments approximate their fair value.

13.    Accounting Pronouncement

Effective for fiscal year ended September 30, 2000, all start-up and organizational costs will have to be expensed as incurred. Remaining organizational costs of $16,279 will be recorded as a cumulative effect of a change in accounting principle at that time.

14.    Subsequent Event

On October 14, 1998, the Board of Directors authorized the private issuance of one million shares of the Company's common stock to officers, directors, stockholders, and employees of the Company at a price of fifty cents per share.

EXHIBIT          NO.     DOCUMENT

*                2.1     Assets Purchase Agreement between Acadia National
                         Health Systems, Inc. and Physician Resources, Inc., dated September 27, 1996;

####             2.2     Contract for Sale of Assets of Northeast Medical
                         Business Group to Acadia National Health Systems, Inc., dated September 8, 1998;

####             2.3     Non-Competition, Confidentiality and Non-Solicitation
                         Agreement between Frank and Martha DeJohn and Acadia
                         National Health Systems, Inc., dated September 8, 1998;

*                3.1     Articles of Incorporation of the Company, as amended;

*                3.2     Bylaws of the Company;

*                4.1     Instruments Defining Rights of Security
                         Holders/Minutes of Annual/ Special Meetings of the
                         Company;

*                4.2     Loan Agreements Secured by Demand Notes/Promissory
                         Notes, Defining Rights of Holders of Long Term Debt;

####             5.1     Opinion on Legality of Securities Being Issued to
                         Frank and Martha DeJohn;

*               10.1     Software License Master Agreement;

*               10.2     Lease of Premises, Acadia Corporate Headquarters, 460
                         Main Street, Lewiston, Maine 04240 (Assignment);

*               10.3     Employment Agreements, dated September 27, 1996
                         between Acadia and THOMAS N. HACKETT, C.E.O.,
                         JACQUELYN J. MAGNO, Vice President;

*               10.4     Internal Revenue Code Section 125 Cafeteria Plan
                         dated June 1, 1996;

*               10.5     Line of Credit Memorandum dated September 8, 1995
                         with PEOPLE'S HERITAGE BANK in the amount of $250,000.00;

EXHIBIT          NO.     DOCUMENT

*               10.6     Line of Credit Memorandum dated July 29, 1996 with
                         PEOPLE'S HERITAGE BANK in the amount of$100,000.00;

###             10.7     Common Stock Purchase Agreement for 156,000 shares
                         of common stock of Acadia National Health Systems, Inc.

###             10.8     Assignment Separate from Certificate and
                         Irrevocable Stock Power for 156,000 shares of common stock of Acadia National Health Systems, Inc.

###             10.9     Opinion of Counsel with respect to transfer of
                         156,000 shares of common stock of Acadia National
                         Health Systems, Inc.

###             10.10    Common Stock Purchase Agreement for 2,326,000 shares of
                         common stock of Acadia National Health Systems, Inc.

###             10.11    Assignment Separate from Certificate and Irrevocable
                         Stock Power for 2,326,000 shares of common stock of Acadia National Health Systems, Inc.

###             10.12    Opinion of Counsel with respect to transfer of
                         2,326,000 shares of common stock of Acadia National
                         Health Systems, Inc.

####            10.13    Board of Directors' Resolution Authorizing Increase
                         of outstanding Shares in connection with the issuance of 100,000 shares of common stock of Acadia National
                         Health Systems, Inc., to Frank and Martha DeJohn, in joint tenancy w/ right of survivorship;

####            10.14    Opinion of Counsel with respect to issuance
                         of 100,000 shares of common stock of Acadia National
                         Health Systems, Inc. to Frank and Martha DeJohn;

x               11       Computation of Basic and Diluted Earnings Per Share

##              16.1     Baker Newman & Noyes' Letter dated August 18, 1997
                         in response to Item 4(a)(i), Item 4(a)(ii) and Item
                         4(a)(iii) of this Form 8-KA.

EXHIBIT          NO.     DOCUMENT

###             20.1     Board of Director's Resolution authorizing new
                         lines of credit and a term loan in connection with canceling personal guaranty and Debts of Thomas N. Hackett, founder of the Registrant.

###             20.2     Opinion of Borrower's Counsel

###             20.3     Indemnification Agreement (Estate of Thomas N.
                         Hackett)

###             20.4     Indemnification Agreement (Peacock Hill Farm Limited
                         Liability Company)

####            20.5     Board of Director's Resolutions authorizing a term
                         loan in connection with purchase of selected assets of Northeast Medical Business Group, Inc. by Acadia
                         National Health Systems, Inc;

####            20.6     Opinion of Borrower's Counsel;

x               23.1     Consent of Counsel

x               23.2     Consent of Berry, Dunn, McNeil & Parker, independent
                         certified public accountants for the Company.

x               27       Financial Data Schedule

x               99.1     Private Securities Litigation Reform Act of 1995 Safe
                         Harbor Compliance Statement for Forward-Looking
                         Statements

####            99.2     Text of press release dated September 9, 1998.

------------------------------
x          Filed herewith.

* Incorporated by reference from the issuer's Registration Statement on Form 10SB12G (S.E.C. File No. 000-1026491) as declared effective on January 11, 1997.

# Incorporated by reference from the Issuer's Form 8 KA for event date of July 31, 1997.

## Incorporated by reference from the Issuer's Form 8 KA for event date of August 8 and August 20, 1997.

### Incorporated by reference from the Issuer's Form 8 K for event date of August 13, 1997.

#### Incorporated by reference from the Issuer's Form 8-K for event date of September 23, 1998.