Form 10QSB
period 1998-12-31
ACADIA NATIONAL HEALTH SYSTEMS INC
filed 1999-02-17
CIK 1026491

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


           For the quarterly period ended          December 31, 1998

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

Common Stock, $0 Par Value - 4,337,987 shares as of
December 31, 1998.

PART I - FINANCIAL INFORMATION

ITEM 1

                     ACADIA NATIONAL HEALTH SYSTEMS, INC.
                                BALANCE SHEETS
                                 (Unaudited)

                                   December 31, 1998    December 31, 1997
                                   _________________    _________________

Current Assets:
  Cash-Operating                   $      9,955         $     19,525
  Accounts Receivable                   651,166              409,355
  Unbilled Work at Estimated
    Realizable Value                     65,415               84,889
  Inventories                             4,470                3,234
  Other Current Assets                   45,017                3,874
                                   -----------------    -----------------
  Total Current Assets             $    776,024         $    520,877

Prop., Plant & Equip.:
  Cost                                  178,474              159,285
  Less Accum. Depr.                     (86,104)             (59,993)
                                   -----------------    -----------------
                                   $     92,370         $     99,292

Other Assets:
  Other                                   7,952               11,900
  Organization Cost                      33,150               32,819
  Less Accum. Amort.                     (5,037)                   0
  Notes Receivable                       91,689                    0
                                   -----------------    -----------------
Total Assets                       $    996,147         $    664,888
                                   =================    =================
Current Liabilities:
  Accounts Payable                 $      6,330         $      2,568
  Line of Credit                        490,014              249,717
  Accrued Expense                        65,109               45,108
  Current Portion of
     Long Term Notes                     20,000               18,000
                                   -----------------    -----------------

Total Current Liabilities          $    581,452         $    315,393

Long Term Liabilities:
  Long Term Debt                         92,517              105,445
                                   -----------------    -----------------
Total Liabilities                  $    673,969         $    420,838

                                   December 31, 1998    December 31, 1997
                                   _________________    _________________

Stockholders' Equity:
  Common Stock                          276,640              251,640
  Paid In Capital & Treas.               42,281                    0
  Retained Earnings                       3,258               (7,590)
                                   -----------------    -----------------
Total Equity                       $    322,178         $    244,050
                                   -----------------    -----------------
Total Liabilities &
Equity                             $    996,147         $    664,888
                                   =================    =================
See Accompanying
 Notes to Financial
 Statements

                     ACADIA NATIONAL HEALTH SYSTEMS, INC.

                              STATEMENT OF INCOME
                             FOR THE THREE MONTHS
                ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
                                  (Unaudited)

                                   Three months ended   Three months ended
                                   December 31          December 31
                                   __________________   __________________
                                   1998                 1997
                                   __________________   __________________

Sales                              $    186,883         $   195,339

Operating Expenses                 $    171,683         $   123,359
                                   ------------------   ------------------

Net Operating Income                    (15,200)             71,980

Other Income/(Expense), Net             (13,808)             83,970
                                   ------------------   ------------------

Net Income Before Taxes                   1,392             (11,990)

(Provision for)
Benefit From  Income Taxes                    0               4,400
                                   ------------------   ------------------

Net Income                         $      1,392         $    (7,590)
                                   ==================   ==================

Net Income Per
Common Share                       $      0.004         $    (0.002)

Weighted Average Number
of Common Shares
Outstanding                           3,837,987           3,733,987

See Accompanying
Notes to Financial Statements

                     ACADIA NATIONAL HEALTH SYSTEMS, INC.

                           STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                             AND DECEMBER 31, 1997
                                  (Unaudited)

                                   Quarter Ending       Quarter Ending
                                   December 31, 1998    December 31, 1997
                                   -----------------    -----------------
Net Income (Loss)                  $      1,392         $     (7,590)

Depreciation & Amortization        $      7,180         $     10,920

Changes in Assets & Liabilities:
   Accounts Receivable             $     50,808         $   (273,961)
    Other Current  Assets                   535                 (302)
  Other Non-current Assets                1,168               (2,158)
  Accounts Payable                      (12,335)             (30,934)
  Other Current Liabilities             (21,390)              31,536
                                   -----------------    -----------------
Net Cash (Used for) Provided
  By Operating Activities          $     27,357         $   (272,489)

Investment Activities                   (18,401)                   0

Financing Activities                     (4,712)             171,026
                                   -----------------    -----------------

Net Increase (Decrease) in         $      4,244         $   (101,463)
  Cash or Cash Equivalents

Cash & Cash Equivalents:
  Beginning of Period                     5,711              120,988

  End of Period                    $      9,955         $     19,525
                                   =================    =================

See Accompanying
 Notes to Financial
 Statements

                     ACADIA NATIONAL HEALTH SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998

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

     The accompanying unaudited financial statements should be read in conjunction with the audited balance sheet of Acadia National Health Systems, Inc. ("the Company") included in the 1998 Annual Report filed on Form 10-KSB. The unaudited financial statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period.

Note 2. Net Income Per Common Share

     Computation of net income per common share was based on the weighted average number of shares outstanding during such periods. These amounted to 4,337,987 shares for the three months ending December 31, 1998 and 3,733,987 shares for the three months ending December 31, 1997.

Note 3. Long Term Debt - Short Term Financing

     The total of lines of credit drawn upon (outstanding) from Northeast Bank, FSB ("Bank") as of December 31, 1998 was $476,193 on a $650,000 demand line limit, compared to $490,014 at December 31, 1997.

On July 24, 1997, Bank provided the Company an $100,000 term loan, and on June 24, 1998 an additional $30,000, of which 99,942 is still outstanding at December 31, 1998.

On September 1, 1998, Bank provided the Company a $200,000 term loan with interest at 9.25%, due in monthly installments of $4,177, including interest, through September 2003. The note balance at December 31, 1998 is $192,031. The note, which was primarily used to fund the acquisition of Northeast Medical Billing, is collateralized by equipment and fixtures of the Company.

The company also has a note payable collateralized by a vehicle which totals

$14,577 at December 31, 1998.

A total of $155,243 of equipment was acquired at various times during the year under capital leases. Capital lease obligations at December 31, 1998 total $135,898.

     All other loans and repayment of lines of credit payable to Bank and future borrowings under any such credit facilities have been collateralized by the accounts receivable and equipment of the Company.

Note 4. Majority Stockholders

     Mr. Paul W. Chute, Mrs. Jacquelyn J. Magno and Mr. Mark T. Thatcher, all Board of Directors, had total voting authority, on December 31, 1998 and owned approximately 60% of the Common Stock of the Company.

Note 5. Account Receivable Financing

     The Company has arrangements with certain customers whereby the Company advances the customers amounts based on their security and collateralized by their accounts receivable. The Company then assumes the responsibility for billing and collecting such receivables.

                                        12/31/98     13/27/97

    Accounts Receivable (Trade)         $422,858     $ 38,922
      Advances                           632,896      612,244

Total Accounts Receivable               $1,055,754   $651,166
                                        ==========   =========

Note 6. Note Receivable

     The Company holds $90,208 in conditional notes receivable from a vendor of which $75,000 earns 10% interest, due in monthly installments of $2,420, including interest beginning November 1, l998. The $75,000 note is secured by accounts receivable, equipment and inventory of the vendor.

ITEM 2.

                     ACADIA NATIONAL HEALTH SYSTEMS, INC.
                         MANAGEMENT'S DISCUSSION AND
                     ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                              December 31, 1998

RESULTS OF OPERATIONS:
=====================================
THREE MONTHS ENDING DECEMBER 31, 1998
=====================================

The Company's financial statements and notes thereto for the current period and the audited financial statements and notes thereto for the fiscal year ending September 30, l998, should be read in conjunction with this Management's Discussion.

FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY ACADIA NATIONAL HEALTH SYSTEMS, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF ACADIA NATIONAL HEALTH SYSTEMS, INC. AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT
99.1 TO THIS FORM 10QSB AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

RISK FACTORS

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

5. Readers are cautioned not to place undue reliance on these forward-looking statements, as they attempt to speak only of activities known or anticipated as of this date.

YEAR 2000 COMPLIANCE

The Company continues to review its technology systems to attempt to discover what effects year 2000 issues may have on its operations. Many of the earlier systems, found not to be compliant, have been replaced while others are being modified to comply. The Company is working with its known suppliers of technology or services controlled by technology that might be effected by the year 2000 events and are seeking written assurances from those determined to have a potential effect upon Company's operations. However, there can be no assurance that the Company will identify all of its data handling problems in its business systems or those of its suppliers or clients in advance of any effect upon Company's operations. The Company, therefore, bears some unlimited and unknown risks to the year 2000 issue and could also be adversely effected if other entities (State of Maine Department of Medicaid or Medicare)do not adequately or timely resolve their payment mechanisms as it relates to the Company's ongoing billing operations for its clients.

Note:

On September 1, 1998, Acadia National Health Systems purchased selected assets of Northeast Medical Business Group, Inc., a medical billing and management services corporation located in Keene, New Hampshire. The following management discussion and analysis of financial conditions and results of operations includes the operations of Northeast from October 1, 1998 to December 31, 1998.

SALES

Sales for the period were $523,107 compared to $186,883 for the corresponding period in 1997. This significant increase is the result of new client business which commenced mid March 1998 resulting in additional annualized revenues of $425,000 as well as the acquisition of Northeast Medical Billing in September 1998 with annualized revenues of $650,000. The Company also signed a major contract in July 1998 with a large local behavioral medicine group for a one year term. Revenue on this contract in the 1998 fiscal year totaled $61,000 with additional revenue of $100,000 expected before the contract expires in mid 1999. Two additional client contracts have been signed effective 1/1/99 with annualized gross revenues of $106,000 expected for fiscal year 1999.

OPERATING EXPENSES

Increases in operating expenses during the period were principally due to increased costs incurred in servicing the expanded client base, in addition to increases in depreciation, occupancy and administrative costs related to the acquisition of Northeast Medical Billing.

OPERATING INCOME

The operating gain for the quarter was $11,177 compared to a gain of $1,392 for the three month period in 1997.

INCOME TAXES

Acadia is a C Corporation with accruals of $390 for State and Federal taxes at December 31, 1998.

NET INCOME

Acadia's gain of $11,177 was ($0.00279) per share on 4,004,654 outstanding common shares.

LIQUIDITY AND CAPITAL RESOURCES

The Company's non-trade accounts receivable increased to $632,896 due to the rapid growth of the waivered foster home and non-medical billing programs. These are clean secured receivables with the majority due from the State of Maine. During this same period, the Company added $33,621 in property, plant and equipment, principally computer systems and related equipment. Anticipated public reporting expenses and planned acquisitions will place additional demands on liquidity during the remainder of the next year. Management, with its new principal lender, Northeast Bank FSB, maintain routine analysis of the lines of credit and the Company's capital needs.

MAJOR ACQUISITION

The Company has initiated discussions with various companies towards major acquisitions that will greatly strengthen Acadia and its product lines.

SALES TRENDS

Trends in Acadia's existing business lines, medical billing services and billing for waivered foster home care, are positive, with expected growth throughout FY 1999. Added billing clients, software sales, practice management consulting, related support services and major acquisitions are expected to result in significant revenue and earning increases in FY 1999 and beyond.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

          Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

ITEM 2.   Changes in Securities

          None

ITEM 3.   Defaults Upon Senior Securities

          None

ITEM 4.   Submission of Matters to a Vote of Security Holders

          None

ITEM 5.   Other Information

OTHER INFORMATION
=================

Acadia has spent the last few months of operation preparing the organization for rapid sales growth and expansion. We have completely revised our operating policies, installed a new financial management system and recruited experienced, operational and management personnel. Additionally, we timely maintained our Section 12, Exchange Act of 1934 public reporting requirements and trade on the OTC Bulletin Board under our symbol OTCBB: "ACAD".

Discussions continue with other similar businesses for future acquisitions and mergers. Also, the Company is actively working with underwriters and capital formation specialists, concentrating in health care companies, to arrange a secondary offering capitalization. Additionally the Company has raised $275,000 of a $500,000 private placement offering, with the balance expected to be raised in the second quarter of fiscal year 1999.

Another major accomplishment this year was the development and adoption of a medical reporting compliance program. Acadia takes very seriously the need for correct verification, reporting and billing of medical services to all payors. Education of our employees and providers is constant and critical to remain abreast in this very complex and rapidly changing medical billing and regulated arena.

ITEM 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits

              Exhibit 27.  Financial Data Schedule

              Exhibit 99.1 Safe Harbor Compliance Statement

          b.  Reports on Form 8-K

              A report on Form 8-K was filed by the Company during the quarter on the following dates:

              Press Release dated November 12, 1998;
              Press Release dated November 24, 1998;
              Press Release dated December 18, 1998.

                     ACADIA NATIONAL HEALTH SYSTEMS, INC.

                                 SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    ACADIA NATIONAL HEALTH SYSTEMS, INC.
                    Registrant


February 16, l999   /s/ Mark T. Thatcher


                    MARK T. THATCHER,
                    Filing Agent


February 16, 1999   /s/ Paul W. Chute


                    PAUL W. CHUTE
                    Chief Executive Officer