Form 10QSB/A
period 1998-12-31
ACADIA NATIONAL HEALTH SYSTEMS INC
filed 1999-02-17
CIK 1026491

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-QSB/A

                                 Amendment No. 1


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

                                   December 31, 1998    December 31, 1997
                                   _________________    _________________

Current Assets:
  Cash-Operating                   $      8,071         $      9,955
  Accounts Receivable                   779,943              651,166
  Unbilled Work at Estimated
    Realizable Value                    275,811               65,415
  Prepaid & Other Assets                 81,927               49,487
                                   -----------------    -----------------
  Total Current Assets             $  1,145,752         $    776,023

Prop., Plant & Equip.:
  Cost                                  497,775              178,474
  Less Accum. Depr.                    (115,623)             (86,104)
                                   -----------------    -----------------
                                   $    382,512         $     92,370

Other Assets:
  Deferred Taxes                          5,960                7,000
  Intangible Assets                     127,041               35,502
   Less Accum. Amort.                   (19,816)              (5,037)
  Notes Receivable & Advances           182,803               90,289
                                   -----------------    -----------------
                                        295,988              127,754

Total Assets                       $  1,824,252         $    996,147
                                   =================    =================
Current Liabilities:
  Accounts Payable                 $     62,559         $      6,328
  Line of Credit                        476,193              490,014
  Accrued Expense                        69,887               65,109
  Current Portion of
     Long Term Notes                    118,400               20,000
                                   -----------------    -----------------

Total Current Liabilities          $    727,039         $    581,451

Long Term Liabilities:
  Long Term Debt                        343,888               92,517
                                   -----------------    -----------------
Total Liabilities                  $  1,070,927         $    673,968

                                   December 31, 1998    December 31, 1997
                                   _________________    _________________

Stockholders' Equity:
  Common Stock                     $    644,640         $    276,640
  Paid In Capital & Treas.               41,993               42,281
  Retained Earnings                      66,692                3,258
                                   -----------------    -----------------
Total Equity                       $    753,325         $    322,179
                                   -----------------    -----------------
Total Liabilities &
Equity                             $  1,824,252         $    996,147
                                   =================    =================
See Accompanying
 Notes to Financial
 Statements

                     ACADIA NATIONAL HEALTH SYSTEMS, INC.

                              STATEMENT OF INCOME
                             FOR THE THREE MONTHS
                ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997
                                  (Unaudited)

                                   Three months ended   Three months ended
                                   December 31          December 31
                                   __________________   __________________
                                   1998                 1997
                                   __________________   __________________

Sales                              $    523,107         $   186,883

Operating Expenses                 $    511,930         $   171,683
                                   ------------------   ------------------

Net Operating Income                     11,177              15,200

Other Income/(Expense), Net                   0             (13,808)
                                   ------------------   ------------------

Net Income Before Taxes                  11,177               1,392

(Provision for)
Benefit From  Income Taxes                    0                   0
                                   ------------------   ------------------

Net Income                         $     11,177         $     1,392
                                   ==================   ==================

Net Income Per
Common Share                       $     0.0030         $    0.0004

Weighted Average Number
of Common Shares
Outstanding                            4,004,654          3,733,987

See Accompanying
Notes to Financial Statements

                     ACADIA NATIONAL HEALTH SYSTEMS, INC.

                           STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                             AND DECEMBER 31, 1997
                                  (Unaudited)

                                   Quarter Ending       Quarter Ending
                                   December 31, 1998    December 31, 1997
                                   -----------------    -----------------
Net Income (Loss)                  $     11,177         $      1,392

Depreciation & Amortization        $     28,251         $      7,180

Changes in Assets & Liabilities:
   Accounts Receivable             $    (54,644)        $     50,807
    Other Current  Assets                 7,590                  535
  Other Non-current Assets             (119,316)               1,168
  Accounts Payable                      (10,074)             (12,335)
  Other Current Liabilities             (56,267)             (21,390)
                                   -----------------    -----------------
Net Cash (Used for) Provided
  By Operating Activities          $   (193,283)        $     27,357

Investment Activities                   (33,621)             (18,401)

Financing Activities                    232,446               (4,712)
                                   -----------------    -----------------

Net Increase (Decrease) in         $      5,542         $      4,244
  Cash or Cash Equivalents

Cash & Cash Equivalents:
  Beginning of Period                     2,529                5,711

  End of Period                    $      8,071         $      9,955
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

Note 4. Majority Stockholders

     Mr. Paul W. Chute, Mrs. Jacquelyn J. Magno and Mr. Mark T. Thatcher, all members of the Board of Directors, had total voting authority, on December 31, 1998 and owned approximately 60% of the Common Stock of the Company.

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



                    ACADIA NATIONAL HEALTH SYSTEMS, INC.
                    Registrant


February 17, l999   /s/ Mark T. Thatcher


                    MARK T. THATCHER,
                    Filing Agent


February 17, 1999   /s/ Paul W. Chute


                    PAUL W. CHUTE
                    Chief Executive Officer