Form 10QSB/A
period 1998-12-31
ACADIA NATIONAL HEALTH SYSTEMS INC
filed 1999-02-17
CIK 1026491

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

Note 2. Net Income Per Common Share

     Computation of net income per common share was based on the weighted average number of shares outstanding during such periods. These amounted to 4,004,654 shares for the three months ending December 31, 1998 and 3,733,987 shares for the three months ending December 31, 1997.

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