Form 10QSB
period 1999-03-31
ACADIA NATIONAL HEALTH SYSTEMS INC
filed 1999-05-17
CIK 1026491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

              Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


             For the quarterly period ended           March  31, 1999


                Commission file Number                   000-28976


                      Acadia National Health Systems, Inc.

            (Exact name of registrant as specified in its charter.)



                 Colorado                              10509781
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification No.)

415 Rodman Rd., Auburn , Maine U.S.A.                    04240
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

Common Stock, $0 Par Value - 4,687,987 shares as of
March 31, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                               Three months ended         Six months ended
                             March 31      March 31     March 31     March 31
                             ________      ________     ________     ________
                             1999          1998         1999         1998
                             ________      ________     ________     ________

Sales                            606,537   $   232,188  $ 1,129,644  $   419,246

Operating Expenses               607,307   $   218,626  $ 1,119,237  $   406,981
                             -----------   -----------  -----------  -----------

Net Operating Income                (770)  $    13,562  $    10,407  $    12,266

Other Income/(Expense), Net            0   $         -  $         -  $         -
                             -----------   -----------  -----------  -----------

Net Income (Loss) Bef. Tax          (770)  $    13,562  $    10,407  $    12,266

(Provision for)
Income Taxes                           0   $    (2,688) $         -  $         -

                             -----------   -----------  -----------  -----------

Net Income                          (770)  $    10,874  $    10,407  $    12,266
                             ===========   ===========  ===========  ===========

Net Income Per
Common Share                 $  (0.00017)  $   0.00291  $   0.00245  $   0.00328

Weighted Average Number
of Common Shares
Outstanding                    4,474,468     3,733,987    4,239,654    3,733,987

See Accompanying
Notes to Financial Statements

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.
                                 BALANCE SHEETS

                              March 31, 1999         September 30, 1998
                                (Unaudited)                (Note)
Current Assets:
  Cash-Operating              $         0            $     2,529
  Accounts Receivable             967,364                735,333
  Unbilled Work at Estimated
    Realizable Value              390,058                265,774
  Prepaid & Other Assets          103,435                 89,519
                              -----------            -----------
  Total Current Assets        $ 1,460,857            $ 1,093,155

Prop., Plant & Equip.:
  Cost                        $   534,854                465,154
  Less Accum. Depr.              (133,494)               (94,863)
                              -----------            -----------
                              $   401,360            $   369,291
Other Assets:
Deferred Taxes                      5,960                  5,960
Intangible Assets, Net            127,041                115,077
 Notes Receivable & Advances      263,275                 63,487
                              -----------            -----------
                                  372,521                184,524

Total Assets                  $ 2,234,738            $ 1,646,970
                              ===========            ===========
Current Liabilities:
  Accounts Payable            $   256,059            $    72,633
  Line of Credit                  512,273                542,738
  Accrued Expense                  55,060                 52,109
  Current Portion of
     Long Term Notes              124,200                113,400
                              -----------            -----------
Total Current Liabilities     $   947,592            $   780,880

Long Term Liabilities:
  Long Term Debt                  344,091                361,442
Deferred Taxes                $    12,500            $    12,500
                              -----------            -----------
Total Liabilities             $ 1,304,183            $ 1,154,822
                              ___________            ___________

Stockholders' Equity:
  Common Stock                $   822,640            $   394,640
  Paid In Capital                  41,993                 41,992
  Retained Earnings                65,922                 55,516
                              -----------            -----------
Total Equity                  $   930,555            $   492,148
                              -----------            -----------
Total Liabilities &
Equity                        $ 2,234,738            $ 1,646,970
                              ===========            ===========

Note: The balance sheet at September 30, 1998 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying  Notes to Financial Statements.

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  YEAR TO DATE
                       MARCH 31, 1999 AND MARCH 31, 1998
                                   (Unaudited)

                                    Six Months Ending     Six Months Ending
                                    March  31             March 31
                                    1999                  1998
                                    -----------------     -----------------

Net Income (Loss)                   $    10,407           $    12,265

Depreciation & Amortization              50,422                17,160

Changes in Assets & Liabilities:
   Accounts Receivable              $  (356,315)          $   (36,630)
    Other Current  Assets               (13,916)              (38,354)
  Other Non-current Assets                    0                22,600
  Accounts Payable                      183,426                28,318
  Other Current Liabilities             (16,714)              146,904
                                    -----------------     -----------------

Net Cash (Used for) Provided
  By Operating Activities           $  (142,690)          $   152,263

Investment Activities                   (70,700)               (2,436)

Financing Activities                    210,861              (135,968)
                                    -----------------     -----------------

Net Increase (Decrease) in          $    (2,529)          $    13,859
  Cash or Cash Equivalents

Cash & Cash Equivalents:
  Beginning of Period                     2,529                 5,711

  End of Period                     $         0           $    19,570
                                    =================     =================

See Accompanying
 Notes to Financial
 Statements

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999

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

Revenue Recognition

     The Company offers practice management, consulting, and billing services to the medical community including physicians, other medical providers and foster homes. Billing services for these varied medical providers constitutes a significant portion of the company's business, and clients are charged for their services based on (a) a percentage of collections, (b) hourly rates, or
(c) fixed monthly fee arrangements. Revenue recognition occurs when, and to the extent, the services have been provided.

     The accompanying unaudited financial statements should be read in conjunction with the audited balance sheet of Acadia National Health Systems, Inc. ("the Company"). The unaudited financial statements have been prepared in the ordinary course of business for the purpose of providing information with respect to the interim period.

Note 2. Net Income Per Common Share

     Computation of net income per common share was based on the weighted average number of shares outstanding during such periods. These amounted to 4,239,654 shares for the six months ended March 31, 1999 and 3,733,987 shares for the six months ending March 31, 1998.

Note 3. Long Term Debt - Short Term Financing

     The total of lines of credit drawn upon (outstanding) from Northeast Bank, FSB ("Bank") as of March 31, 1999 was $512,273 on a $650,000 demand line limit, compared to $426,895 at March 31, 1998.

On July 24, 1998, Bank provided the Company an $100,000 term loan, and on June 24, 1998 an additional $30,000, of which 93,707 is still outstanding March 31, 1999.

On September 1, 1998, Bank provided the Company a $200,000 term loan with interest at 9.25%, due in monthly installments of $4,177, including interest, through September 2003. The note balance at March 31, 1999 is $181,078. The note, which was primarily used to fund the acquisition of Northeast Medical Billing, is collateralized by equipment and fixtures of the Company.

The company also has a note payable collateralized by a vehicle which totals $13,931 at March 31, 1999.

A total of $170,243 of equipment was acquired at various times during the year under capital leases. Capital lease obligations at March 31, 1999 total $138,724.

     All other loans and repayment of lines of credit payable to Bank and future borrowings under any such credit facilities have been collateralized by the accounts receivable and equipment of the Company.

Note 4. Majority Stockholders

     Mr. Paul W. Chute, Mrs. Jacquelyn J. Magno and Mr. Mark T. Thatcher, all Board of Directors, had total voting authority on March 31, 1999 and owned approximately 60% of the Common Stock of the Company.

Note 5.  Account Receivable Financing

The Company has arrangements with certain customers whereby the Company advances the customers amounts based on their security and collateralized by their accounts receivable. The Company then assumes the responsibility for billing and collecting such receivables.

                                       03/31/99        03/31/98

  Accounts Receivable (Trade)          $   635,525         172,858
    Advances                               721,897         631,161

Total Accounts Receivable              $ 1,357,422     $   804,019
                                       ===========     ===========

The significant increase in Accounts Receivable and corresponding increase in Accounts Payable is due to a timing difference in advances to these certain clients.

Note 6.  Note Receivable

   The Company holds $84,743 in promissory notes receivable from a vendor of which $75,000 earns 10% interest, due in monthly installments of $2,420, including interest beginning November 1, 1998. The $75,000 note is secured by accounts receivable, equipment and inventory of the vendor.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND
         PLAN OF OPERATION

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.
                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                March 31, 1999


RESULTS OF OPERATIONS:
======================
SIX MONTHS ENDING MARCH 31, 1999
=====================================

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

Note:

On September 1, 1998, Acadia National Health Systems purchased selected assets of Northeast Medical Business Group, Inc., a medical billing and management services corporation located in Keene, New Hampshire. The following management discussion and analysis of financial conditions and results of operations includes the operations of Northeast from October 1, 1998 to March 31, 1999.

SALES

Sales for the period were $1,129,644 compared to $419,246 for the corresponding period in 1998. This significant increase is the result of new client business that commenced mid March 1998 resulting in additional annualized revenues of $425,000 as well as the acquisition of Northeast Medical Billing in September 1998 with annualized revenues of $550,000. The Company also signed a major contract in July 1998 with a large local behavioral medicine group for a one-year term. Revenue on this contract in the 1998 fiscal year totaled $61,000 with additional revenue of $100,000 expected. The Company recently signed a new contract with this client, extending it to March 31, 2000. Two additional client contracts have been signed effective 1/1/99 with annualized gross revenues of $106,000 expected for fiscal year 1999.

OPERATING EXPENSES

Increases in operating expenses during the period were principally due to increa sed costs incurred in servicing the expanded client base, as well as the addition of a senior management team. There were also increases in depreciation, occupancy and administrative costs related to the acquisition of Northeast Medical Billing

OPERATING INCOME

The operating gain year to date was $10,407 compared to a gain of $12,266 for the same period in 1998.

INCOME TAXES

Acadia is a C Corporation with prepaid taxes of $5,155 for State and Federal taxes at March 31, 1999.

NET INCOME

Acadia's gain of $10,407 was $0.00245 per share on 4,239,654 outstanding common shares.

LIQUIDITY AND CAPITAL RESOURCES

The Company's non-trade accounts receivable increased to $1,357,422 due to the rapid growth of the waivered foster home program. These are clean secured receivables with the majority due from the State of Maine. The Company added $70,700 in property, plant and equipment in this six month period, principally computer systems and related equipment. Anticipated public reporting expenses and planned acquisitions will place additional demands on liquidity during the remainder of the next year. Management, with its principal lender, Northeast Bank FSB maintains routine analysis of the lines of credit and the Company's capital needs.

OTHER INFORMATION

Acadia continues to develop systems and operations preparing our organization for rapid sales growth and expansion. We have completely revised our operating policies, installed a new financial management system and recruited experienced, operational and management personnel. Additionally, we maintained our public reporting and trading on the OTC Bulletin Board under our symbol OTCBB: ACAD. Discussions continue with other similar businesses
for future acquisitions and mergers.   Also, the Company continues to work
with underwriters and capital formation specialists to arrange additional capital financing. The Company has raised $480,000 of a $500,000 private placement offering at 50 cents per share, with the balance expected to be raised in the third quarter of fiscal year 1999.

Another major accomplishment this year was the development and adoption of a medical reporting compliance program. Acadia takes very seriously the need for correct verification, reporting and billing of medical services to all payors. Education of our employees and providers is constant and critical to remain abreast in this very complex and rapidly changing medical billing and regulated arena.

The Company is preparing to move to its new location at 415 Rodman Road, Auburn, Maine. This move, while only a short distance away from our current headquarters, gives us the opportunity to expand our operations and our services.

MAJOR ACQUISITION

The Company has initiated discussions with various companies towards major acquisitions that will greatly strengthen Acadia and its product lines, though there is no assurance that these acquisitions will materialize as anticipated.

SALES TRENDS

Trends in Acadia's existing business lines, medical billing services and billing for waivered foster home care, are positive, with expected growth throughout FY 1999. Added billing clients, practice management consulting, related support services and acquisitions are expected to result in revenue increases in FY 1999 and beyond.

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


YEAR 2000 COMPLIANCE

The Company continues to review its technology systems to attempt to discover what effects year 2000 issues may have on its operations. Many of the earlier systems, found not to be compliant, have been replaced while others are being modified to comply. The Company is working with its known suppliers of technology or services controlled by technology that might be effected by the year 2000 events and are seeking written assurances from those determined to have a potential effect upon Company's operations. However, there can be assurance that the Company will identify all of its data handling problems in its business systems or those of its suppliers or clients in advance of any effect upon Company's operations. The Company, therefore, bears some unlimited and unknown risks to the year 2000 issue and could also be adversely effected if other entities (State of Maine Department of Medicaid or Medicare)do not adequately or timely resolve their payment mechanisms as it relates to the Company's ongoing billing operations for its clients.


BUSINESS AND PROPERTIES OF ACADIA NATIONAL HEALTH SYSTEMS, INC.

CORPORATE SUMMARY

Acadia National Health Systems, Inc., a corporation originally organized in 1971 and re-organized in 1996, provides business management services to physicians and hospitals, including data collection, data input, medical
coding, billing, cash collections and accounts receivable management.   These
services are designed to assist customers with the business management functions associated with the delivery of healthcare services. We simplify the process so that physicians and hospital staff can focus on providing quality patient care. In addition, our services improve cash flows and reduce administrative costs and burdens. We also provide information technology and consulting services to healthcare markets.

We market our products and services primarily to integrated healthcare delivery networks, hospitals, physician practices, long term care facilities
and home health providers.   We will also continue to focus on small practices
in tertiary markets ignored by the major MSO players. Our business and marketing plan combines the experiences of its leadership team with expanded executive talent.

We are poised to become a major national Medical Management Services Organization (MSO) over the next five years. MSOs offer billing, consulting, software, business systems, related services and financing to physicians and other health care providers. In a growing managed care environment, these firms offer business resources to an industry that is traditionally clinically oriented.

ACQUISITIONS

The Company has withdrawn its letter intent to purchase Vision Healthsource of Madras, India and Vienna, Virginia. It was noted during the due diligence process that the Company could better accomplish its business objectives by utilizing Vision Healthsource as a contract agent. On April 1 the Company acquired, for an undisclosed amount of cash and stock, Health Business Group, a healthcare consulting company headquartered in Northampton, Massachusetts. HBG provides on-going practice management services to a broad spectrum of physicians including radiology, cardiology, pulmonology, internal medicine, family practice, and more. In addition, HBG has provided consulting services to hospitals and managed care companies throughout New England.

SERVICE

Billing is the cornerstone of Acadia's business, with more than 85% of the revenue coming from this source. Billing is often the first service a provider seeks and becomes the entry point for offering other services.

Our plan is to become a leading provider of business management solutions and claims processing to physicians in the United States. Presently we serve individual physician clients and physician groups throughout four states. We offer clients both revenue and cost management services. Revenue management services include medical coding, electronic and manual claims, submission, automated patient billing, past due and delinquent accounts receivable collection, capitation analysis and contract negotiation with payors, including managed care organizations. Cost management provides comprehensive practice management services including front office, administration, cash flow forecasting and budgeting and general business services.

TECHNOLOGY

Acadia has implemented various forms of operating platforms to offer diversity to our clients and our core business.

The company is executing the strategic initiatives to employ the "best demonstrated practice" through its application of technology. The Lewiston, Maine location will become the major hub of our Wide Area Network (WAN).

A form of redundancy has been implemented utilizing a secure ADSL connection into our WAN to the Internet. ADSL offers 100% redundancy back up for all remote sites. This connection provides our customers a low cost telecommunication media with the effective speed desired.

With remote office locations and a variety of users accessing the systems, Acadia has implemented several forms of security to protect the network from unauthorized use. Encryption is provided to the user and on the server level including passwords. A secure firewall has been established for our ADSL Internet Line to further ensure data protection.

Acadia has developed proprietary electronic imaging using the most advanced techniques for storing, retrieving and transferring documents across LAN and WAN communication methods. This process allows all sites to access documents for billing functions and related procedures.

YEAR 2000 PROJECT

The company is establishing that all computer driven systems and software in use are able to recognize, calculate and display data related data correctly past the year 1999. Preliminary assessments have indicated that our primary software is compliant with the others to be discontinued in the third quarter of 1999. The focus of the Y2K project centers on hardware specific to Lewiston, Maine.

INDUSTRY COMPLIANCE

On November 30, 1998, the Office of the Inspector General (OIG) Department of Health and Human Services released its "Compliance Program Guidance for Third-Party Medical Billing Companies". This comprehensive piece sets the standards for billing companies and Healthcare professionals to comply with Federal health program requirements. The impact of this program is "while compliance with the guidelines is strictly voluntary, the existence of an effective compliance program could mitigate any action".

Risk Minimization

1. Aggressively enhance the companies internal program with the proper backbone

2. Establish a formal audit program to measure and maintain the gains of the program

3. Analyze the leanings and develop into a marketable program to the industry

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

     None

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



                    ACADIA NATIONAL HEALTH SYSTEMS, INC.
                    Registrant


May  14, 1999       /s/ Mark T. Thatcher
Date

                    MARK T. THATCHER,
                    Filing Agent


May 14, 1999        /s/ Paul W. Chute
Date
                    PAUL W. CHUTE
                    Chief Executive Officer