Form 10QSB
period 1999-06-30
ACADIA NATIONAL HEALTH SYSTEMS INC
filed 1999-08-17
CIK 1026491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

              Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


             For the quarterly period ended           June 30, 1999


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


              Registrant's telephone number, including area code:
                                 (207) 777-3423
                                 (800) 479-3066

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

Common Stock, $0 Par Value - 5,011,987 shares as of
June 30, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                              Three Months Ended         Nine Months Ended
                            June 30       June 30      June 30      June 30
                            ________      ________     ________     ________
                            1999          1998         1999         1998
                            ________      ________     ________     ________

Sales                           480,318   $   309,228  $ 1,609,962  $   733,635

Operating Expenses              693,459   $   278,754  $ 1,805,040  $   682,848
                            -----------   -----------  -----------  -----------

Net Operating Income           (213,141)  $    30,474  $  (195,078) $    50,787

Other Income/(Expense), Net           0   $     5,161  $    (7,656) $         -
                            -----------   -----------  -----------  -----------

Net Income (Loss) Bef. Tax     (213,141)  $    35,635  $  (202,734) $    50,787

(Provision for)
Income Taxes                     36,498   $    (7,213) $    36,498  $   (10,100)

                            -----------   -----------  -----------  -----------

Net Income                     (176,643)  $    28,422  $  (166,236) $    40,687
                            ===========   ===========  ===========  ===========

Net Income Per
Common Share                $  (0.03642)  $   0.00760  $  (0.03732) $   0.01089

Weighted Average Number
of Common Shares
Outstanding                   4,849,554     3,737,987    4,453,876    3,735,320

See Accompanying
Notes to Financial Statements

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.
                                 BALANCE SHEETS

                              June 30, 1999         September 30, 1998
                               (Unaudited)              (Audited)
Current Assets:
  Cash-Operating              $    31,150           $      2,529
  Accounts Receivable             833,466                768,751
  Unbilled Work at Estimated
    Realizable Value              442,389                232,356
  Prepaid & Other Assets          176,101                 89,519
                              -----------            -----------
  Total Current Assets        $ 1,483,107            $ 1,093,155

Prop., Plant & Equip.:
  Cost                        $   769,439                464,154
  Less Accum. Depr.              (161,762)               (94,863)
                              -----------            -----------
                              $   607,677            $   369,291
Other Assets:
Deferred Taxes                     45,000                  5,960
Intangible Assets, Net            131,509                115,077
 Notes Receivable & Advances      125,900                 63,487
                              -----------            -----------
                                  302,409                184,524

Total Assets                  $ 2,393,193            $ 1,646,970
                              ===========            ===========
Current Liabilities:
  Accounts Payable            $   121,308            $    72,633
  Line of Credit                  925,502                542,738
  Accrued Expense                  55,532                 52,109
  Current Portion of
     Long Term Notes              124,200                113,400
                              -----------            -----------
Total Current Liabilities     $ 1,226,542            $   780,880

Long Term Liabilities:
  Long Term Debt
   & Capital Leases               330,738                361,442
Deferred Taxes                $    27,000            $    12,500
                              -----------            -----------
Total Liabilities             $ 1,584,281            $ 1,154,822
                              ___________            ___________


Stockholders' Equity:
  Common Stock                $   877,640            $   394,640
  Paid In Capital                  41,993                 41,992
  Retained Earnings              (110,721)                55,516
                              -----------            -----------
Total Equity                  $   808,912            $   492,148
                              -----------            -----------
Total Liabilities &
Equity                        $ 2,393,193            $ 1,646,970
                              ===========            ===========

See Accompanying
Notes to Financial Statements.

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED

                                    June 30,              June 30,
                                    1999                  1998
                                    -----------------     -----------------

Net Income (Loss)                   $   (166,236)         $    40,687

Depreciation & Amortization               85,999               27,210

Changes in Assets & Liabilities:
   Accounts Receivable              $   (274,748)         $   233,038
    Other Current  Assets                (86,582)             (24,669)
  Other Non-current Assets              (117,885)              22,150
  Accounts Payable                        48,675               (6,308)
  Other Current Liabilities              392,387             (271,227)
                                    -----------------     -----------------

Net Cash (Used for) Provided
  By Operating Activities           $   (118,390)         $    20,881

Investment Activities                   (305,285)             (41,388)

Financing Activities                     452,296               17,758
                                    -----------------     -----------------

Net Increase (Decrease) in          $     28,621          $    (2,749)
  Cash or Cash Equivalents

Cash & Cash Equivalents:
  Beginning of Period                      2,529                5,712

  End of Period                     $     31,150          $     2,963
                                    =================     =================

See Accompanying
Notes to Financial Statements

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS


June 30, 1999

Note 1. Summary of Significant Accounting Policies

     The accompanying unaudited financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10QSB and Rule 310 of Regulation S B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.

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

Note 2. Net Income Per Common Share

     Computation of net income per common share was based on the weighted average number of shares outstanding during such periods. These amounted to 4,453,876 shares for the nine months ended June 30, 1999 and 3,735,320 shares for the nine months ending June 30, 1998.

Note 3. Long Term Debt   Short Term Financing

     One June 15, 1999, the Company signed on a $1,250,000 Revolving Line of Credit with Citizens Bank of New Hampshire ("Bank") for its operating line and term loan needs. A portion of the proceeds were used to pay off existing obligations, including long term debt, with Northeast Bank, FSB of Maine.
The total line of credit drawn upon from Bank as of June 30, 1999 was $748,154. On that same date, Bank provided company with a $250,000 term loan with interest at 9.02%, due in monthly installments of $5207, including interest, through June, 2004. The note balance at June 30, 1999 is $250,000. The line of credit is collateralized by a first lien security interest in all corporate assets of the company.

     The company also has a note payable collateralized by a vehicle which totals $13,276 at June 30, 1999.

     A total of $243,085 of equipment was acquired at various times under capital leases. Capital lease obligations at June 30, 1999 total $191,662.

Note 4.  Account Receivable Financing

     The Company has arrangements with certain customers whereby the Company advances the customers amounts based on their security and collateralized by their accounts receivable. The Company then assumes the responsibility for billing and collecting such receivables.

                                        06/30/99     06/30/98

  Accounts Receivable (Trade)           $  602,142   $   201,114
    Advances                               673,712       333,237

  Total Accounts Receivable             $1,275,854   $   534,351
                                        ==========   ===========

The significant increase in Accounts Receivable and corresponding increase in Accounts Payable is due to a timing difference in advances to these certain clients.

Note 5.  Note Receivable

     The Company holds $81,671 in promissory notes receivable from a vendor of which $75,000 earns 10% interest, due in monthly installments of $2,420, including interest beginning November 1, 1998. The $75,000 note is secured by accounts receivable, equipment and inventory of the vendor.

BUSINESS

Corporate Summary

Acadia National Health Systems, Inc., a corporation originally organized in 1971 and re-organized in 1996, provides business management services to physicians and hospitals, including data collection, data input, medical
coding, cash collections and accounts receivable management.   These services
are designed to assist customers with the business management functions associated with the delivery of healthcare services. We simplify the process so that physicians and hospital staff can focus on providing quality patient care. In addition, our services improve cash flows and reduce administrative costs and burdens. We also provide information technology and consulting services to healthcare markets.

We market our products and services primarily to integrated healthcare delivery networks, hospitals, and physician practices. We will also continue to focus on smaller practices in tertiary markets ignored by the major MSO players.
Our business and marketing plan combines the experiences of its leadership team with expanded executive talent.

Our business objective is to become a major national Accounts Receivable Management Services organization (ARMS) over the next five years. ARMS offer accounts receivable management, consulting, software, business systems, and related services to physicians and other health care providers. In a growing managed care environment, these firms offer business resources to an industry that is traditionally clinically oriented.

Accounts receivable management is the cornerstone of Acadia's business, with more than 85% of the revenue coming from this source. Accounts receivable management is often the first service a provider seeks and becomes the entry point for offering other services.

Our plan is to become a leading provider of business management solutions and claims processing to physicians in the United States. Presently we serve individual physician clients and physician groups throughout four states.
We offer clients both revenue and cost management services. Revenue management services include medical coding, electronic and manual claims submission, past due and delinquent accounts receivable collection, capitation analysis and contract negotiation with payors, including managed care organizations. Cost management provides comprehensive practice management services including front office, administration, cash flow forecasting and budgeting and general business services.

Acadia has implemented various forms of operating platforms to offer diversity to our clients and our core business. The company is executing the strategic initiatives to employ the "best demonstrated practice" through its application of technology. The Auburn, Maine location will become the major hub of our Wide Area Network (WAN). We maintain T1 and 56K data frame for our current and future remote locations.

With remote office locations and a variety of users accessing the systems, Acadia has implemented several forms of security to protect the network from unauthorized use. Encryption is provided to the user and on the server level including passwords.

PROPERTIES

Corporate headquarters and operations were relocated to a newly renovated 12,000 sq. ft. modern office building at 415 Rodman Road, Auburn, Maine. A fixed, five year term lease at $5.50 sq. ft., triple net, five year renewal term and amortization of $83,000 worth of leasehold improvements over the
same period at a fixed rate of 8%.   Under the provision of the lease
agreement, Acadia has an option to acquire additional space under the same terms and provisions.

The Company also occupies an 800 sq. ft. office suite located at 372 West Street, Keene, New Hampshire. The facility is used to conduct accounts receivable management activities with a one year lease to expire June 14, 2000.

Currently unoccupied is the former corporate and operations facility located
at 95 Park Street, Lewiston, Maine.   Acadia, with its rapid growth had
outgrown the facility by March of 1999. The lease has an assignment and sublet provision for the 5,600 sq. ft. area which is currently under contact
with a local real estate agent.   The lease which commenced August 1, 1998
will expire July 31, 2003.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               AS OF JUNE 30, 1999

General

Acadia completed the formation of its senior management team with widely respected and experienced individuals from healthcare administration and
operations, sales and marketing, and large industry.   We chose to recruit
recognized experts from diverse service and industrial backgrounds to compliment our specialized operational staff. We acknowledge the short term economic burden this senior management team places on our cash flow and operating expense.

We feel their reputations and expertise qualifies our long term business plan of building the infrastructure of our organization first, then using that structure for marketing, sales, mergers and acquisitions as well as commercial banking, investment banking and investor relations.

Our infrastructure and systems are almost complete. During our first two-year phase of building, significant effort has gone into the design and implementation of a growth and quality orientated structure. During this period, we have been hampered by major external and resultant internal effects of communication and hardware technology failures.

We clearly acknowledge that each and every one of these issues are part of developing a successful business. Each of these issues has been addressed, valued lessons learned, systems, people and structure implemented to minimize future recurrences and most important, aggressive and successful implementation of our long term business plan. We feel confident we now have in place, our infrastructure capabilities of handing growth and producing a superior quality product.

Consistent with our plan, marketing and sales efforts are starting to open a number of contract and business relationship opportunities. We have numerous introductory meetings and proposals pending.

We have been offered an investment banking relationship with a recognized and respected firm who specializes in businesses of our size, service and structure. Negotiations over terms are being reviewed.

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

Revenue: Revenues for the three-month period ending June 30, 1999 of $480,318 compared to June 30, 1998 of $309,228 produced a 55% increase in sales. These revenues were adversely affected for the short term by a consolidation of technology problems. All issues have been identified and are being resolved. The nine month year-to-date sales of $1,609,962 versus the same period last year of $733,635 provided a 119% increase in sales. These increases are from new contracts and sales from acquisitions.

Sales: Acadia has initiated an aggressive marketing sales effort with a number of contract proposals currently pending. The ramp up to revenue disclosure is three to six months from contractual execution.

Expenses: Operating expenses for the three month period ending June 30, 1999 were $693,459 compared to June 30, 1998 for $278,754, a 148% increase. The nine month year-to-date expenses of $1,805,040 versus $682,848 for a 164% increase. Of the total expenditures for the three months ending June 30, 1999, $63,000 for non-reoccurring, one-time expenses. During quarter ending
June 30, 1999, $58,000 was spent on the development and implementation of a sales and marketing program.

Other Expenses: During the nine month year-to-date period ending June 30, 1999, over $102,000 in consolidation expenses have been identified and eliminated.
In addition, another $125,000 in annualized corporate and operational expenses have been identified and will be removed within the next three months without inhibiting our sales and growth potential.

Contracts: Acadia has signed an agreement with Wallingford Capital of Annapolis, Maryland and Atlanta, Georgia, a nationally respected merger and acquisition consulting firm specializing in healthcare services, to actively explore potential partners for our consideration. We continue to discuss a corporate relationship with a number of companies without any guarantees for successful mergers. Our work and focus on mergers and acquisitions continues to be a major part of our growth strategy.

Balance Sheet Synopsis for the Quarter Ending June 30, 1999.

Current Assets: Routine increase in trade receivable and standard prepaid assets.

Property Plant and Equipment: Leasehold improvements to a new operations and corporate location of $141,000 and $164,000 in operations equipment and technology.

Other Assets: Goodwill of $25,000 on the acquisition of Robert H.
O'Donnell's business interest giving Acadia a sales office presence in Northampton, Massachusetts. Short term note receivables from a principal client to be repaid over the next 12 months at market terms.

Current Liabilities: There have been routine increases in trade payables. Acadia completed a major refinancing commercial banking relationship with Citizens Bank of New Hampshire for its operating lines of credit and term loan replacing similar credit with Northeast Bank, FSB of Maine. This refinancing will allow long term access to debt and working capital.

Line of Credit: $1,250,000 variable rate of .75% over prime; currently at 8.5% as of June 30, 1999 of which $748,154 has been drawn down.

Long Term Debt: No additional net long-term debt was added.

Term Loan:  $250,000  five year fixed rate note at 9.02 %.


Quarterly Results

     The following table sets forth selected actual historical financial data for the fiscal quarters of 1998 and 1999. This quarterly information is unaudited but has been prepared on a basis consistent with the Company's audited financial statements presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the
quarters presented.   The operating results for any quarter are not necessarily
indicative of results for any future period.



                              Quarters Ended

                      1997           1998                                                 1999
--------------------------------------------------------------------------------------------------------------------
                      Dec 31         Mar 31       Jun 30       Sept 30        Dec 31      Mar 31     Jun 30

Revenue               $186,883       $232,188     $309,228     $406,673       $523,107    $606,537   $ 480,318*
Income from             15,200         13,562       35,635       15,974         11,177        (770)   (205,485)
    Operations
Net income               1,392         10,874       28,422      112,962         11,177        (770)   (176,643)

* Reflects short term revenue decline due to technology interruption.

Liquidity and Capital Resources

A Private Offering of 1,000,000 shares of restricted common stock under Rule 505, Regulation D was authorized by the Board of Directors to be issued.
The offering was fully subscribed with 966,000 common shares at $.50 per share for $483,000. Senior management and board members were the largest participants with Paul W. Chute, Chairman and Chief Executive Officer purchasing 300,000 shares of restricted common stock.

Acquisitions for the nine month period ending June 30, 1999.

April 1, 1999 acquired limited assets of Robert H. O'Donnell's business interest. Acadia acquired all current and developing consulting and sales revenues.

On September 1, 1998, Acadia National Health Systems purchased selected assets of Northeast Medical Business Group, Inc., a medical accounts receivable management services corporation located in Keene, New Hampshire. The management discussion and analysis of financial conditions and results of operations includes the operations of Northeast from October 1, 1998 to March 31, 1999.

Y2K Compliance

The company is seeking to establish that all computer driven systems and software in use by us will be able to recognize, calculate, and display data-related dates correctly after the year 1999. We have established and implemented a Y2K task force, business plan and Gantt chart. Preliminary assessments which are expected to be completed by September 1, 1999, have indicated that our major hardware and software programs are or will be Y2K compliant. We will be converting accounts serviced by a non-compliant software program by year end. Our internal information systems will conduct our own testing as necessary to control costs.

Industry Compliance

On November 30, 1998, the Office of the Inspector General (OIG) Department of Health and Human Services released its "Compliance Program Guidance for Third-Party Medical Billing Companies". This comprehensive piece sets the standards for accounts receivable management companies and healthcare professionals to comply with Federal health program requirements. The impact of this program is "while compliance with the guidelines is strictly voluntary, the existence of an effective compliance program could mitigate any action".

Risk Minimization:

Aggressively enhance the companies internal program with the proper backbone Establish a formal audit program to measure and maintain the gains of the program Analyze the learnings and develop into a marketable program to the industry

Forward-Looking Statement

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflects the Company's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of Acadia National Health Systems, Inc. and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Attempt to advise interested parties of the risks and factors that may affect the Company business is disclosed under the section entitled Risk Factors. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. The company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time.

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

Additional uncertainties regarding the ability for operating cash to meet the current and projected cash flow needs of the organization.

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



                    ACADIA NATIONAL HEALTH SYSTEMS, INC.
                    Registrant


August 16, 1999     /s/ Mark T. Thatcher
Date

                    MARK T. THATCHER,
                    Filing Agent


August 16, 1999     /s/ Paul W. Chute
Date
                    PAUL W. CHUTE
                    Chief Executive Officer