Form 10KSB
period 1999-09-30
ACADIA GROUP INC
filed 2000-01-03
CIK 1026491

FORM 10 KSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED

       SEPTEMBER 30, 1999

       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       [NO FEE REQUIRED] for the transition period from

       ____________ to ____________

       Commission file number: 000-28976


                      ACADIA NATIONAL HEALTH SYSTEMS, INC.
                 (Name of small business issuer in its charter)


       COLORADO                                          72 1234136
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

       415 Rodman Road
       Auburn, Maine                                     04211-1328

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [X]          No     [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10 KSB

        [ ]

The aggregate market value of the 3,122,154 shares of Common Stock held by non affiliates was $.75 per share as of September 30, 1999. For purposes of the foregoing calculation only, each of the issuer's officers and directors is deemed to be an affiliate. The market value of the shares was calculated based on the closing sales of such shares on The OTC: Bulletin Board Market on such date.

As of September 30, 1999, 5,013,987 shares of the issuer's Common Stock were outstanding.

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


PART I

ITEM 1. DESCRIPTION OF BUSINESS

EXECUTIVE SUMMARY

Acadia National Health Systems, Inc., a corporation originally organized in1971 and re-organized in 1996 under the laws of the State of Colorado ("Acadia" or the "Company"), provides business management services to physicians and hospitals, including data collection, data input, medical coding, billing, cash collections and accounts receivable management. These services are designed to assist customers with the business management functions associated with the delivery of healthcare services, allowing physicians and hospital staff to focus on providing quality patient care. These services also assist physicians and hospitals in improving cash flows and reducing administrative costs and burdens. The Company also provides information technology and consulting services to healthcare markets.

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

MARKETING MIX

Acadia will become a major national MSO within five years and will accomplish this goal by developing and expanding its marketing along primary fronts:

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

Company Objectives

The combination of billing services, software, and consulting exponentially add to the marketing penetration of our products. With these driving vehicles, Acadia will successfully infiltrate and become a leader in the industry.

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

The company will take advantage of several existing market conditions and national trends to achieve accelerated growth:

--     Managed care, Medicare reform and other third party payer changes are creating complexity, more rules and new liabilities for medical providers, driving doctor offices and small billing firms out of the medical billing business. The maximum importance is shifting from that needed to submit a bill to that required to fully document the encounter outcomes, protocols, resource utilization and best practices.

--     Many of the current major managed care professionals treat doctors as employees, limiting both their incomes and traditional management role. MSOs give doctors an opportunity to be profitable, active partner in reform rather than its victims.

--     Cutting edge technology changes including computer networking, the
Internet, dedicated Intranets, electronic banking, billing and collections, automated scheduling plus distributed data processing leave the doctors office and small billing firms at best inefficient and at worst without access to payment facilities. Discrete systems are giving way to enterprise-wide and automated systems. Acadia already has extensive experience with these new technologies and is currently expanding its state-of-the-art systems.

--     Acadia addresses the national trend toward health care organization alliances. Its strengths in medical industry expertise, business leadership, capitalization, computer systems and capital formation will lead to strategic partnerships, joint ventures and other rapid growth mechanisms. Small and medium-sized billing and practice management companies will find that joining Acadia is a good business strategy.

--     Developments throughout international markets continue to suggest that
Acadia will be able to utilize those markets. Recent studies suggest that China is home to over one hundred thirty million (130,000,000) people who can afford private medical services. India, Mexico, South America and Europe also present attractive markets to secure strategic alliance relationships.

--     Data, audit trails and staff to support successful payer audits without disruption of the regular work flow and without penalties for noncompliance

--     Electronic filing and electronic funds transfer for faster processing

--     More frequent billing for improved cash flow

--     Monitoring action on denials and delinquencies to eliminate orphaned claims

--     The ability to interface with all payers including Medicare, Medicaid, group insurance, managed care (capitation) and private pay

--     Historical databases with reports that will support negotiations

--     Separate billing becomes a vital component of Group Practice Without
Walls (GPWW). Volume and comprehensive services give GPWW providers negotiating power with managed care organizations

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

With the substantial market opportunity, some or all of the following sources are likely to enter the market: healthcare information management consultants; healthcare information services providers, particularly developers and vendors of management software; companies and other parties in contract management businesses (for example, business or financial management services) desiring to enter the healthcare field. The Company expects that distinguishing competitive factors will include reputation for expertise in health information management, expertise and experience in implementing leading technologies, size and scope of reference accounts, prior experience in billing, outsourcing, and pricing. Additionally, there are national companies that operate in other areas of the health information management spectrum, primarily, the business office and billing. As the Company expands its scope into other areas of health information management, the Company expects to compete with other, perhaps better established, better capitalized and larger competitors.

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

REGULATORY CONSIDERATIONS

Healthcare Industry

Acadia's business is affected by, among other things, trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of the U.S. gross national product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers. Historically, some healthcare payors have paid the prices established by providers while other healthcare payors, notably government agencies and managed care companies, have paid less than established prices (in many cases less than the average cost of providing the services). As a consequence, prices charged to healthcare payors willing to pay established prices have increased in order to recover the cost of services purchased by government agencies and others but not paid for by them (i.e., "cost shifting"). The increasing complexity in the reimbursement system and assumption of greater payment responsibility by individuals have caused healthcare providers to experience increased accounts receivable and bad debt levels and higher administrative costs.

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

Under Medicare law, physicians and hospitals are permitted to assign Medicare claims to a billing service in certain limited circumstances. The Medicare statutes that restrict the assignment of Medicare claims are supplemented by Medicare regulations and provisions in the Manuals.

The Medicare regulations and the Manuals provide that a billing service that prepares and sends bills for the provider or physician and does not receive and negotiate the checks made payable to the provider or physician does not violate the restrictions on assignment of Medicare claims. Management believes that its practices do not violate the restrictions on assignment of Medicare claims because, among other things, it bills only in the name of the medical provider, checks and payments for Medicare services are made payable to the medical provider and the Company lacks any power, authority or ability to negotiate checks made payable to the medical provider. Acadia's medical billing activities are also governed by numerous federal and state civil and criminal laws. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs.

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

If the government proceeds with an action initiated by a qui tam relator, the party initiating the action is entitled to recover at least 15 percent but not more than 25 percent of the proceeds of the action. If the government elects not to proceed with an action initiated by a qui tam relator and the relator wins or settles the case, the court may award the relator not less than 25 percent nor more than 30 percent of the proceeds, plus reasonable costs and attorneys' fees.

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

In 1996, Congress enacted the Health Insurance Portability and Accountability Act of 1996, Pub. L. No. 104 191, 1996 U.S.C.C.A.N. (110 Stat. 1936) (codified in scattered titles of the United States Code, including 18, 26, 29 and 42 U.S.C.) which includes an expansion of certain fraud and abuse provisions, such as expanding the application of Medicare and Medicaid fraud penalties to other federal healthcare programs, and creating additional criminal offenses relating to healthcare benefit programs, which are defined to include both public and private payer programs. The Health Insurance Act also provides for forfeitures and asset freezing orders in connection with such healthcare offenses. Civil monetary penalties and program exclusion authority available to the OIG also have been expanded. The Health Insurance Act contains provisions for instituting greater coordination of federal, state and local enforcement agency resources and actions through the OIG. There also have been several recent healthcare reform proposals which have included an expansion of the anti kickback laws to include referrals of any patients regardless of payer source.

To assist the medical billing industry in complying with healthcare laws and regulations, particularly in the areas of fraud and abuse, the OIG in November 1998 issued "Compliance Program Guidance for Third-Party Medical Billing Companies." The Company is developing an internal compliance program based on the OIG's guidelines. While the guidelines are voluntary and certain OIG recommendations may not be applicable to all billing companies, the Company is committed to developing a corporate compliance program because such a compliance program represents not only a sound business practice but also a framework for continuously improving the Company's medical billing process. Accordingly, the Company has:

     (1) established a Compliance Committee for oversight purposes;
     (2) designated a Corporate Compliance Manager for day-to-day operations;
     (3) begun developing written operational policies and procedures;
     (4) disseminated an Employee Handbook that formalizes the Company's Standards of Conduct with appropriate sanctions or violations;
     (5) created an internal reporting mechanism for receiving complaints; and
     (6) initiated a training program for its staff and clients based on the results of internal reviews.

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

A number of states in which Acadia plans operations either have adopted or are considering the adoption of healthcare reform proposals at the state level. Acadia cannot predict the effect of proposed state healthcare reform laws on its operations. Additionally, certain reforms are occurring in the healthcare market which may continue regardless of whether comprehensive federal or state healthcare reform legislation is adopted and implemented. These medical reforms include certain employer initiatives such as creating purchasing cooperatives and contracting for healthcare services for employees through managed care companies (including health maintenance organizations), and certain provider initiatives such as risk sharing among healthcare providers and managed care companies through capitated contracts and integration among hospitals and physicians into comprehensive delivery systems. Consolidation of management and billing services by integrated delivery systems may resulting a decrease in demand for Acadia billing services for particular physician practices, but this decrease may be offset by an increase in demand for Acadia's consulting and comprehensive business management services (including billing services) for the new provider systems.

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

EMPLOYEES

As of September 30, 1999, the Company employed approximately fifty-two (52) people. None of the Company's employees is a member of a labor union, and the Company considers its relations with its employees to be excellent.

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


ITEM 2. DESCRIPTION OF PROPERTY

The Company currently leases its headquarters facility at 415 Rodman Road in Auburn, Maine, which is owned by Rodman Coach, LLC. The space for the headquarters facility is leased to the Company. In addition, the company leases property for its remote location at 372 West Street in Keene, New Hampshire from Siri K. Pellegrino of Walpole, New Hampshire. The Company has an unoccupied lease located at 95 Park Street in Lewiston, Maine with Fleet Bank of Maine. The following tabulates certain information with respect to the leases currently occupied, unoccupied and executed between the Company and Landlords.

                     Current
                     Square          Monthly                     Lease
Location             Footage         Rental     Lessor           Expiration
                     -------         -------    -------          ----------

Executive Offices
415 Rodman Road      11,700 sq.ft.   $5,363     Rodman Coach     5/01/04
Auburn, ME 04211

Remote Office
372 West Street        162 sq. ft.   $  875     Siri Pellegrino  6/13/00
Keene, NH  03431

Unoccupied Office    5,600 sq. ft.   $3,500     Fleet Bank       7/31/03
95 Park Street
Lewiston, ME 04240



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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been quoted on the National Association of Securities Dealers' ("NASD") National Market System Over-the-Counter ("OTC") Bulletin Board under the trading symbol "ACAD" since the NASD cleared the Company's Form 211 application, pursuant to Rule 15c2-11(a)(5) of the Exchange Act and accompanying Information and Disclosure Statement in May of 1997. The following table sets forth the range of high and low closing prices of the Company's Common Stock, as reported by the OTC Bulletin Board Market, from December 31, 1998 through September 30, 1999. The prices set forth below reflect inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.


The prices in the table below represent the high and low sales price for the Common Stock as reported on the OTC Bulletin Board Market for the periods presented. Such prices are based on inter dealer bid and asked prices without markup, markdown, commissions or adjustments and may not represent actual transactions.

YEAR ENDED SEPTEMBER 30, 1998              HIGH            LOW
-----------------------------              ----            ----

  First Quarter..........................  $ 2.187         $1.875
  Second Quarter.........................  $ 2.000         $1.625
  Third Quarter..........................  $ 1.875         $1.875
  Fourth Quarter.........................  $ 1.125         $0.500


YEAR ENDED SEPTEMBER 30, 1999              HIGH            LOW
-----------------------------              ----            ----

  First Quarter.........................   $0.656         $0.188
  Second Quarter........................   $0.875         $0.250
  Third Quarter.........................   $0.937         $0.937
  Fourth Quarter........................   $0.750         $0.750


The last reported sale price of the Common Stock on September 30, 1999 was $0.75 per share. The number of record holders of the Company's Common Stock was 411 on September 30, 1999.

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

FISCAL YEAR ENDING September 30, 1999

NOTE:

The following discussion should be read in conjunction with the Financial Statements and notes thereto.

GENERAL

Acadia National Health Systems, Inc., a corporation originally organized in 1971 and re-organized in 1996 under the laws of the State of Colorado ("Acadia" or the "Company"), historically has provided business management services to physicians and hospitals, including data collection, data input, medical coding, billing, and accounts receivable management. These services are designed to assist customers by providing value added business management functions associated with the delivery of healthcare services. The services offered by the Company allow physicians and hospital staff to focus on providing quality patient care, while improving cash flows and reducing administrative costs and burdens.

Subsequent to the fiscal year end the Company merged with WorldLecture.com, Inc., d/b/a MedLecture.com, Inc. As part of the merger, the company changed its name to Acadia Group, Inc. and formed two wholly owned subsidiaries, Acadia National Health Systems, Inc. and MedLecture.com, Inc. MedLecture.com, Inc. is an e-commerce company that is pioneering a new method for physicians to earn CME (Continuing Medical Education) credits through the development of a website that features exclusive, video-streamed lectures from prestigious medical schools throughout the United States. The merger of Acadia National Health Systems, Inc. and MedLecture.com is considered to be a natural evolution for both companies whereby physicians will be able to receive a comprehensive package of financial, administrative and educational resources.

As a result of the change in name, the Company trading symbol on OTC:BB changed from ACAD to ANHS, effective December 17, 1999.

SALES

Sales for the year were $2,008,010 and $1,134,972 for the years ended September 30, 1999 and 1998. This 77% increase in sales volume over the period is attributed to successful marketing and through clients acquired as part of the acquisition of selected assets of Northeast Medical Business Group, Inc. during September 1998. Current fiscal year revenues reflect (16) new clients that were recruited through successful marketing or that were acquired as part of the September 1998 acquisition with revenues of approximately $950,000.

OPERATING EXPENSES

Increases in operating expenses during the period were due to investments made in systems to address risks associated with the year 2000, system enhancements to improve operations, and in building a senior management team. Other increases in expenses include provisions for losses related to joint ventures and other alliances that were discontinued. The majority of these expenses are viewed by management to be non-recurring.

OPERATING INCOME

The operating loss for the year of $904,330 is a result of operating expenses as noted above.

INCOME TAXES

Acadia is a C Corporation which fully expects to utilize deferred income tax assets that were accrued during the current year. The calculation of these assets uses conservative tax rates.

NET INCOME

Acadia's net loss after taxes of $665,830 was $.1495 per share on 4,453,712 average outstanding common shares as compared to $53,650 ($0.0143 per share) on 3,744,321 outstanding common shares in fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's non-trade accounts receivable increased due to the growth of Waivered Foster Home and non-medical billing programs. These are clean, secured receivables with the majority due from the State of Maine. During this same period, the Company added net $305,000 in property, plant and equipment, principally computer systems and related software. Term debt was consolidated during the year in order to reduce costs and acquire assets required to support the growth in revenue. Other debt includes lines of credit. Assets of the Company generally secure debt.

SALARIES AND WAGES

Increase reflects the Company's expanded client base creating the need for additional staff, as well as the expansion of the Senior Management team.

DEPRECIATION

Increase reflects the Company's normal investment in property and equipment to support growth in its business as well as investments in systems to improve operations and address risks associated with the Year 2000.

AMORTIZATION

Amortization of intangible assets, are primarily associated with the Company's acquisition and software products, year ended September 30, 1999 and goodwill associated with the acquisition of Northeast Medical Business Group, Inc., on September 8, 1998.

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

INTEREST EXPENSE

Net interest expense was $116,000 and $57,200 for the years ended in ended September 30, 1999 and 1998. The increase in interest expense was due to additional financing requirements related to increases in operations and financing the acquisition of assets to support those increases.

OTHER INFORMATION
=================

The Company has successfully established itself as a high quality processor of medical billing information. Acadia takes very seriously the need for correct verification, reporting and billing of medical services to all payers.

Education of our employees and providers is of paramount importance to set the Company apart for its competition and to remain abreast in this very complex and rapidly changing medical billing and regulated arena.

SALES TRENDS

Trends in Acadia's existing business lines, medical billing services and billing for waivered foster home care, are positive, with expected growth throughout FY2000. The Company expects continued success in growing its client base through organic growth and acquisition.

YEAR 2000

It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's customers, vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company has conducted a review of its business systems, including its computer systems, queried customers, vendors and resellers as to their current status in identifying and addressing problems that their computer systems may face date information processing risk as the year 2000 approaches and is reached. Through its review, the Company identified a number of older legacy systems that were abandoned in favor of more efficient processing systems.

The detail planning and inventory for the majority of the Company's legacy systems were modified for Year 2000 compatibility has is completed. Customers, vendors and resellers were identified and consulted with regarding the Year 2000 readiness is complete. The Company has developed a contingency plan in response to Year 2000 issues.

The costs to the Company's Year 2000 efforts represents redirection of internal resources new software and hardware. There can be no assurance that the Company has identified all such Year 2000 problems in its computer systems or those of its customers, vendors or resellers. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenue. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected such problems.


ITEM 8. FINANCIAL STATEMENTS


                      ACADIA NATIONAL HEALTH SYSTEMS, INC.
                              FINANCIAL STATEMENTS
                          September 30, 1999 and 1998
                       With Independent Auditor's Report

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Acadia National Health Systems, Inc.


We have audited the accompanying balance sheets of Acadia National Health Systems, Inc., as of September 30, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acadia National Health Systems, Inc., as of September 30, 1999 and 1998, and the results of its operations, changes in stockholders' equity, and cash flows for the years then ended, in conformity with generally accepted accounting principles.


Portland, Maine
November 22, 1999

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.

                                 Balance Sheets

                          September 30, 1999 and 1998


                                     ASSETS

                                                 1999             1998

Current assets
     Cash                                        $     19,037     $     2,529
     Accounts receivable and advances               1,080,881       1,001,107
     Income taxes receivable                           22,226               -
     Current portion of note receivable                23,676          19,885
     Prepaid expenses and other assets                116,356          69,634
     Deferred income taxes                              7,500           5,960

               Total current assets                 1,269,676       1,099,115

Property and equipment
     Computer software and licenses                    92,711          79,847
     Equipment                                        186,019         134,703
     Leasehold improvements                           147,803               -
     Furniture and fixtures                            47,128          38,431
     Equipment under capital leases                   295,830         211,173

                                                      769,491         464,154
     Less accumulated depreciation                    186,509          94,863


               Net property and equipment             582,982         369,291
Other assets
     Covenant not to compete, net of amortization
      of $16,416                                      180,579               -
     Deferred finance costs, net of amortization
      of $1,166 and $671                               16,331           8,935
     Goodwill, net of amortization of $18,359
      and $1,412                                       66,376          83,323
     Organization costs, net of amortization
      of $16,421 and $9,881                            16,279          22,819
     Note receivable, net of allowance
      of $50,000                                        4,166          63,487
     Deferred tax asset - long term                   226,000               -

               Total other assets                     509,731         178,564

                                                 $  2,362,389     $ 1,646,970


The accompanying notes are an integral part of these financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 1999             1998

Current liabilities
     Notes payable                               $  1,052,415     $   542,738
     Current portion of long-term debt                 84,300          57,600
     Current portion of obligations under
      capital leases                                   86,700          55,800
     Accounts payable                                 178,504          72,633
     Accrued expenses                                  65,140          43,339
     Overdraft payable                                  1,382               -
     Income taxes payable                                   -           8,770

               Total current liabilities            1,468,441         780,880

Deferred income taxes                                  15,500          12,500

Long-term debt, excluding current portion             331,943         248,399

Note payable - stockholder                                  -          20,850

Obligations under capital leases,
  excluding current portion                            84,937          92,193

               Total liabilities                    1,900,821       1,154,822

Commitments (Notes 8, 13 and 14)
Stockholders' equity
     Common stock of no par value; authorized
       50,000,000 shares; issued and outstanding
       5,013,987 and 3,837,987 shares               1,029,890         394,640
     Additional paid-in capital                        41,992          41,992
     Retained earnings (accumulated deficit)         (610,314)         55,516

               Total stockholders' equity             461,568         492,148

                                                 $  2,362,389     $ 1,646,970

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.

                            Statements of Operations

                    Years Ended September 30, 1999 and 1998


                                                 1999
1998

Revenues                                         $  2,008,010     $ 1,134,972
Direct expenses                                       760,252         394,773

               Gross profit                         1,247,758         740,199

Selling, general and administrative expenses
     Salaries and benefits                          1,019,300         242,685
     Professional fees                                132,720          42,763
     Administrative                                   200,183          82,624
     Depreciation and amortization                    136,890          43,773
     Equipment                                         89,989          45,604
     Postage                                          122,879          69,199
     Occupancy                                        167,261          60,190
     Travel                                            50,790          16,438
     Provision for loss on notes and advances
       receivable                                     111,159               -
     Provision for bad debts                            7,655           5,509

               Total expenses                       2,038,826         608,785

Other income (expense)
     Interest expense                                (115,830)        (57,199)
     Interest income                                   19,961           9,450
     Other income                                      15,263          10,697
     Loss on disposition of assets                    (32,656)        (13,991)

               Total other expenses                  (113,262)        (51,043)

               Income (loss) before income taxes     (904,330)         80,371

Income taxes (benefits)                              (238,500)         26,721

               Net income (loss)                 $   (665,830)    $    53,650

               Net income (loss)
                per common share                 $     (.1495)    $     .0143


The accompanying notes are an integral part of these financial statements.

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.

                  Statements of Changes in Stockholders' Equity

                    Years Ended September 30, 1999 and 1998


                                                                                         Retained
                                                                                         Earnings
                                       Common Stock                     Additional     (Accumulated
                                 Shares            Amount            Paid-in Capital     Deficit)       Total


Balance, September 26, 1997      3,733,987         $    276,640      $     41,992      $      1,866     $    320,498

     Issuance of common stock        4,000                6,000                 -                 -            6,000
     Common stock to be issued     100,000              112,000                 -                 -          112,000
     Net income                          -                    -                 -            53,650           53,650

Balance, September 30, 1998      3,837,987              394,640            41,992            55,516          492,148

     Issuance of common stock    1,076,000              560,250                 -                 -          560,250
     Common stock to be issued     100,000               75,000                 -                 -           75,000
     Net loss                            -                    -                 -          (665,830)        (665,830)

Balance, September 30, 1999      5,013,987         $  1,029,890      $     41,992      $   (610,314)    $    461,568


The accompanying notes are an integral part of these financial statements.


                      ACADIA NATIONAL HEALTH SYSTEMS, INC.
                            Statements of Cash Flows

                    Years Ended September 30, 1999 and 1998


                                                 1999             1998

Cash flows from operating activities
     Net income (loss)                           $   (665,830)    $    53,650
     Adjustments to reconcile net income (loss)
      to net cash provided (used) by operating
      activities
               Stock issued as compensation           155,250           6,000
               Depreciation and amortization          136,890          43,773
               Loss on disposition of assets           32,656          13,991
               Provision for loss on notes and
                advances receivable                   111,159               -
               Deferred income taxes                 (224,540)         13,540
               Decrease (increase) in
                    Accounts receivable and
                     advances                        (140,933         (95,887)
                    Prepaid expenses and other
                     assets                           (46,722)        (12,836)
                    Income taxes receivable           (22,226)              -
               Increase (decrease) in
                    Accounts payable                  107,253          15,436
                    Accrued expenses                   21,801          13,058
                    Income taxes payable               (8,770)          7,070

               Net cash provided (used) by
                operating activities                 (544,012)         57,795

Cash flows from investing activities
     Additions to property and equipment             (221,681)        (97,683)
     Repayment of (investment in) notes
      receivable                                        5,530          (8,372)
     Investment in business acquisition               (25,000)        (18,168)

               Net cash used by investing
                activities                           (241,151)       (124,223)

Cash flows from financing activities
     Net short-term borrowings                        289,283         (10,125)
     Principal payments on long-term debt             (68,252)        (20,667)
     Proceeds from issuance of long-term debt         200,000         101,287
     Principal payments under capital lease
      obligations                                     (61,013)         (7,249)
     Deferred financing cost                          (17,497)              -
     Increase (decrease) in notes payable to
      stockholder                                     (20,850)              -
     Sale of common stock                             480,000               -

               Net cash provided by financing
                activities                            801,671          63,246

               Net increase (decrease) in cash         16,508          (3,182)

Cash, beginning of year                                 2,529           5,711

Cash, end of year                                $     19,037     $     2,529

The accompanying notes are an integral part of these financial statements

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.

                      Statements of Cash Flows (Concluded)

                     Years Ended September 30, 1999 and 1998

Supplemental Cash Flow Information

Cash paid for interest and income taxes during 1999 and 1998 were as follows:

                                                 1999             1998

     Interest                                    $   115,830      $    57,199

     Income taxes                                $     5,430      $     7,444


The Company had the following noncash transactions during 1999 and 1998:

Equipment was acquired under capital leases totaling $84,657 and $155,243 in 1999 and 1998 respectively.

During 1999, the Company refinanced long-term debt of $220,394 with advances from a line of credit. A vehicle was financed directly with the auto dealer for $14,791 in 1999.

A non-compete agreement was entered into in 1999 for $196,995, of which $12,896 was paid with a vehicle.

The Company had noncash transactions related to the acquisition of Northeast Medical Business Group in 1998. Debt assumed as part of the acquisition and related closing costs, totaling $128,713, were refinanced as part of a bank note payable. In addition, assets were acquired through the issue of common stock with a market value of $112,000.

The accompanying notes are an integral part of these financial statements

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.
                         Notes to Financial Statements

                          September 30, 1999 and 1998


Nature of Business

The Company provides practice management, invoicing and accounts receivable collection services for doctors' offices, foster homes, and hospital-based medical practices in the New England area. The Company's operations commenced on September 27, 1996, after the acquisition of an affiliate.

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

Certain 1998 balances have been changed to conform with 1999 presentation.

Earnings Per Share

Earnings per share are based upon the weighted average number of common shares outstanding during the year. There are no common stock equivalents that dilute the number of shares.

Property and Equipment

Property and equipment are stated at cost and are being depreciated using straight-line and accelerated methods over the estimated useful lives of the assets, which are generally five years for computer hardware and software and range from seven to fifteen years for furniture, fixtures and equipment. Leasehold improvements are amortized using the straight-line method over fifteen years.

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.

                         Notes to Financial Statements

                          September 30, 1999 and 1998

1.     Summary of Significant Accounting Policies (Concluded)

Covenant Not to Compete

The covenant not to compete is being amortized using the straight line method over the five year term of the agreement.

Deferred Costs

Deferred organizational costs are being amortized using the straight-line method over five years.

Deferred financing costs are being amortized over the five year term of the loan.

Goodwill

Goodwill in the amount of $84,735 arose from the acquisition of Northeast Medical Billing Group. It is being amortized on a straight-line basis over five years, based on the duration of the non-competition agreement. At each balance sheet date, the Company evaluates the realizability of Goodwill based upon expectations of nondiscounted net cash flows of the related business unit. Based upon its most recent analysis, the Company believes that no material impairment of Goodwill exists at September 30, 1999.

Advertising

The Company expenses advertising as incurred. Advertising expense was $64,286 and $8,685 for the years ended September 30, 1999 and 1998.

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

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.

                         Notes to Financial Statements

                          September 30, 1999 and 1998

2.     Retirement Plan

During 1999 the Company adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) savings plan covers substantially all employees who meet certain minimum service and age requirements. Participants may contribute up to 15% of their annual compensation to the plan, not to exceed $7,000. At its discretion, the Company may make matching contributions, subject to certain limitations. The Company made no contributions for the year ended September 30, 1999.

3.     Acquisition

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

The accompanying financial statements include the operations of Northeast Medical Business Group, Inc. for the year ended September 30, 1999 and for the period from September 8, 1998 to September 30, 1998.

The unaudited consolidated results of operations on a pro forma basis as though Northeast Medical Business Group had been acquired as of the beginning of the Company's fiscal year 1998 are as follows:

               Revenues and other income              $   1,631,818
               Net income                                   119,842
               Earnings per common share                    0.03123

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.

                         Notes to Financial Statements

                          September 30, 1999 and 1998

4.     Accounts Receivable and Advances

Accounts receivable and advances consist of the following at September 30, 1999 and 1998:

                                                  1999             1998

               Accounts receivable                $    613,439     $   346,507
               Advances                                467,442         654,600

                                                  $  1,080,881     $ 1,001,107


The Company has arrangements with certain customers whereby the Company advances cash to the customer based on their outstanding accounts receivable. The Company then assumes the responsibility for billing and collecting such receivables, which have been pledged as collateral.

5.     Note Receivable

The Company holds a $75,000 conditional note receivable from a vendor at l0% interest, due in monthly installments of $2,420, including interest beginning November l, 1998. The note matures on October 31, 2000 and all amounts outstanding under the note are due in full at that time. The balance of the note at September 30, 1999 and 1998 was $77,842 and $83,372. The note is collateralized by accounts receivable, equipment and inventory of the vendor.

6.     Indebtedness

Long-Term Debt

Long-term debt at September 30, 1999 and 1998 consisted of the following:

                                                 1999             1998

     Note payable to bank at 1.25% above prime,
      (9.5% at the balance sheet date), due in
      monthly installments of $2,822, including
      interest, through July 2002;
      collateralized by substantially all
      assets of the Company                      $          -     $   105,999

     9.25% note payable to bank, due in monthly
      installments of $4,177, including interest,
      through September 2003; collateralized by
      equipment and fixtures                                -         200,000

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.

                         Notes to Financial Statements
                          September 30, 1999 and 1998

                                                 1999             1998

     9.02% note payable to bank, due in monthly
     installments of $5,207, including interest,
     through June 2004; collateralized by all
     corporate assets                            $    243,006     $         -

     Severance and non-compete agreement, due
     in variable weekly installments through
     April 30, 2004                                   160,626               -

     5.9% installment loan, due in monthly
     payments of $286, including interest,
     through November 2003; collateralized by
     a vehicle                                         12,611               -

                                                      416,243         305,999

     Less current portion                              84,300          57,600
     Long-term debt, excluding current portion   $    331,943     $   248,399


     Maturities of long-term debt for the next five years are as follows:

     2000     $     84,300
     2001           95,600
     2002           93,700
     2003           86,100
     2004           56,543

              $    416,243

Lines of Credit

The Company, as co-borrower with Community Living Options (CLO), a customer of the Company, has a $ 250,000 revolving line of credit which is collateralized by all assets of the Company, exclusive of real estate. Interest is at the National Prime rate plus l% (9.25% at September 30, 1999). Advances under the line totaled $9,261 and $170,038 at September 30, 1999 and 1998.

The Company also has a $1,250,000 revolving line of credit which is payable on demand and expires on April 30, 2000. The line calls for monthly interest payments on the outstanding loan balance at prime plus 1% (9.25% at September 30, 1999). The line of credit is collateralized by all corporate assets and is also guaranteed by two shareholders of the Company. Advances under the line totaled $1,043,154 at September 30, 1999.

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.

                         Notes to Financial Statements

                          September 30, 1999 and 1998

6.     Indebtedness (Concluded)

Severance and Non-compete Agreement

The Company entered into an agreement with an officer and major stockholder upon termination of the individual's employment with the Company. The individual has agreed not to compete with the Company for a term of five years beginning May 1, 1999 and ending April 30, 2004. In return, the Company will provide weekly compensation and continuation of certain benefits through April 30, 2004. The liability recorded represents the present value of the remaining compensation discounted at 9.25%, the Company's borrowing rate at September 30, 1999.

7.     Leases

Through July 1998, the Company leased office space under an operating lease agreement calling for monthly rental payments of $1,700. The lease expired on December 31, 1996, and was renewed on a monthly basis through July 1998. The Company currently leases office space under operating lease agreements that expire between 2000 and 2004. The leases call for monthly rental payments totaling $11,539. Lease payments under these agreements totaled $89,835 and $25,312 in 1999 and 1998, respectively.

The company leases certain computer and other office equipment under capital leases that expire from 2000 through 2004. The company also leased certain computer equipment under a noncancelable operating lease that expired during the year.

Included under property and equipment at September 30, 1999 and 1998 were the following amounts applicable to capital leases:

                                                 1999             1998

               Equipment                         $    241,165     $   207,687
               Furniture and fixtures                  54,665           3,486

                                                      295,830         211,173
          Less accumulated amortization                48,380           3,825
                                                 $    247,450     $   207,348

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.

                         Notes to Financial Statements

                           September 30, 1999 and 1998

7.     Leases (Concluded)

Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments as of September 30, 1999 are as follows:

                                                    Capital         Operating
                                                    Leases          Leases

     2000                                           $  101,000      $  146,500
     2001                                               53,500         139,400
     2002                                               28,600         131,600
     2003                                                8,800         124,900
     2004                                                2,400          49,200
                                                       194,300         591,600

     Less amount representing interest                  22,663
     Present value of minimum capital lease payments   171,637
          Less current portion                          86,700
     Obligations under capital leases, excluding
      current portion                               $   84,937

8.     Employment Agreements

The Company has employment contracts with various employees with remaining terms ranging from five months to three years at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at September 30, 1999 under such contracts is approximately $360,000.

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.

                         Notes to Financial Statements

                          September 30, 1999 and 1998

9.     Income Taxes

     Income tax expense (benefit) at September 30, 1999 and 1998 consist of:

                                  Current     Deferred       Total
     1999

          Federal                 $        -  $  (178,900)   $  (178,900)
          State                            -      (59,600)       (59,600)

                                  $        -  $  (238,500)   $  (238,500)


     1998

          Federal                 $    9,637  $    10,140    $    19,777
          State                        3,544        3,400          6,944

                                  $   13,181  $    13,540    $    26,721

The actual tax provision is different from that which might be expected due to the effects of lower tax brackets.

The current deferred tax asset of $7,500 results from accrued vacation pay which is not currently deductible for income tax purposes.

The noncurrent deferred tax liability of $15,500 results from assets whose tax basis differs from the financial statement carrying amount.

The noncurrent deferred tax asset of $226,000 results from a net operating loss carry forward of approximately $755,000 which can be carried forward until 2014, and $111,000 of allowance for doubtful accounts. No valuation allowance is deemed necessary for the deferred tax asset at September 30, 1999 or 1998.

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.

                         Notes to Financial Statements

                          September 30, 1999 and 1998


10.     Related Party Transactions

The Company had unsecured notes payable due on demand to an officer and stockholder. The principal balance of the notes, which totaled $20,850 at September 30, 1998, was repaid during the current year. The notes required monthly interest payments at an annual rate of 10%. Interest of $1,217 and $2,085 was paid for the years ended September 30, 1999 and 1998.

During 1998 amounts totaling $11,524 were paid to a shareholder for legal and consulting services.

The Company provides services to a client company whose president is also a member of the Company's Board of Directors. Revenues from this client were $172,400 and $132,244 during 1999 and 1998, and accounts receivable were $2,254 and $2,849 for the years ended September 30, 1999 and 1998.

11.     Fair Value of Financial Instruments

The Corporation's financial instruments consist of cash, short-term trade receivables and payables, long-term notes receivable, lines of credit and long-term debt. The carrying amounts of all instruments approximate their fair value.

12.     Accounting Pronouncement

Effective for fiscal year ended September 30, 2000, all start-up and organizational costs will have to be expensed as incurred. Remaining organizational costs of $16,279 will be recorded as a cumulative effect of a change in accounting principle at that time.

13.     Major Customer

The Company had revenue from one customer which accounted for approximately 11% and 10% of total revenues during 1999 and 1998.

14.     Subsequent Events

On November 19, 1999, the Company completed a merger with MedLecture.com an internet e-commerce company based in Auburn, Maine. The merger will be accounted for as a pooling-of-interests.

                      ACADIA NATIONAL HEALTH SYSTEMS, INC.

                         Notes to Financial Statements

                          September 30, 1999 and 1998

14.     Subsequent Events (Concluded)

In connection with the merger, the Company has changed its name to Acadia Group, Inc. d/b/a Acadia Business Group, Inc. and formed two subsidiary companies. The Company's original operations will fall under the subsidiary named Acadia National Health Systems, Inc. MedLecture.com will be merged with the second subsidiary and become WorldLecture.com, Inc.

In exchange for one hundred percent of the outstanding shares of Medlecture.com, Inc., Acadia Group, Inc. will issue approximately five million shares of its common stock. The transaction did not result in significant changes to the Company's financial position and results of operations at September 30, 1999.

In November 1999, the Company authorized the issuance of up to $1 million of 14% convertible debentures, of which $600,000 have been issued. Each debenture may be converted into shares of the Company's common stock based on a purchase price of 80% of the offering price as of October 7, 1999. The conversion option was elected for all debentures, resulting in 857,000 shares to be issued.

15.     Contingencies

Certain legal proceedings have been filed or are pending against the Company. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are without merit or will not result in a material adverse effect on the results of operations, cash flows, or financial position of the Company.

16.     Stock-based Compensation Plans and Other Compensation

During 1999, the Company adopted, subject to stockholder approval, a stock option plan which permits the issuance of options to selected employees of the Company. The plan reserves 500,000 shares of restricted common stock for grant at an option price equal to the fair market value at the grant date. Other than the restrictions that limit the transfer and sale of these shares, participants are entitled to all the rights of a shareholder. Options under the plan are exercisable in installments; however, no options are exercisable within one year or later than ten years from the date of grant. There were no options granted during 1999.

During 1999 the Company also adopted a stock bonus plan which permits the issuance of restricted stock to key employees. The plan reserves 700,000 shares of restricted common stock and provides that the terms of each award be determined by the committee of the Board of Directors charged with administering the plan. During 1999, the Company awarded 195,000 shares of common stock to employees at a weighted average grant date fair value of $0.70 per share. Total compensation cost recognized during 1999 for stock based employee compensation awards was $136,750. Additionally, 21,000 shares were issued in lieu of compensation, at a cost of $18,506.


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

Acadia will be governed by experienced veterans from health care, medical, insurance, finance, law and operations. Corporate policy will be from an amalgamation of ideas from experts with experience. Operational decision will be delegated to a senior management team directed by a national Chief Executive Officer with counsel and implementation from experienced administrative leaders.

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

James D. Delamater, Member of the Board - Mr. Delamater is President and Chief Executive Officer of Northeast Bank, FSB of Auburn, Maine, a position he has held since 1981. Prior to that, he was the Commercial Loan and Business Officer at Oxford Bank and Trust Company. Early in his career, he was a licensed securities broker with a New York Stock Exchange firm. Mr. Delamater serves on several corporate boards and is active in civic organizations. He received his processional education at the Universities of Maine and South Carolina.

Judith M. Brown, Member of the Board - Ms. Brown is the owner and President of the Judith Brown Company, a San Francisco area firm that specializes in consulting services to U.S. and international organizations. The company focuses on organizational program development and innovative problem solving.

Ms. Brown has an extensive background in market research and public policy consulting. She holds a Ph.D. from Columbia University where she serves as an international fellow.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following material contains information concerning the directors, including their recent employment, positions with the Company, other directorships and age as of the date of this Form 10 KSB.

                                    CAPACITIES IN              DIRECTOR OR
NAME                       AGE      WHICH SERVED               OFFICER SINCE
                           ---      -------------              -------------

Paul W. Chute              50       Chairman of the Board,     1997
                                    President and Treasurer

John L. Crispin, MD        43       Director                   1998

James D. Delamater         48       Director                   1999

Judith M. Brown            55       Director                   1999


Each director holds office for a term of three (3) years or until a successor has been duly elected and qualified. The Board is seeking qualified nominees to fill the vacancies and anticipates that the nominees will be presented to shareholders at the Company's next annual meeting. Officers are appointed by and serve at the discretion of the Board of Directors. All of the Company's officers devote full time to the Company's business and affairs.

COMMITTEES OF THE BOARD

The Board of Directors delegates certain of its authority to a Compensation Committee and an Audit Committee. There are currently vacancies on both of these committees. The Board expects to fill such vacancies after it has filled the vacancies on the Board of Directors.

The primary function of the Compensation Committee will be to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company's proposed Restricted Stock Bonus and Option Plans.

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

BOARD AND COMMITTEE ATTENDANCE

In the 1999 fiscal year, the Board of Directors held four meetings. All directors attended more than 75% of the aggregate of board and committee meetings held during the 1999 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

                                               Long Term Compensation
__________________________________________________________________________________________________________________________________
  Annual Compensat.               Awards       Payouts
__________________________________________________________________________________________________________________________________

(a)           (b)            (c)            (d)            (e)            (f)            (g)            (h)            (i)
                                                           Other          Rest.                                        All
Name and                                                   Annual         Stock                         LTIP           Other
Principal     Calend.                                      Comp.          Award(s)       Opt.           P/outs         Comp.
Position      Year           Salary         Bonus($)       ($)            ($)            SARs(#)        ($)            ($)
__________________________________________________________________________________________________________________________________

CEO &
Treasurer    1999             94,500
Chute,                       (Annualized)
Paul W.      1998             51,750
             1997             42,000

President    1999            107,000
65,000
Raden,                       (Annualized)
John F.      1998              6,585

Senior V.P., 1999             77,000
40,000
Marketing                    (Annualized)
Holt, Jr.,
John W.

V.P., HR     1999             50,000
37,000
Hooper,                      (Annualized)
Richard H.   1998              2,885
V.P.,        1999             75,000
35,000
Operations                   (Annualized)
Tilton,      1998              5,385
Linda J.

No employee of the Company receives any additional compensation for his services as a director.

Other than a fully non-qualified plan pursuant to rule 401 (K), the Company has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees. The Board of Directors may recommend one or more such programs for adoption in the future.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of Common Stock as of September 30, 1999 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock,
(ii) each director, and (iii) all executive officers and directors as a group. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.


                              Shares of Acadia
                              Common Stock to be
Name and                      Beneficially Owned          Percent of
Name and                      as of 09-30-99              Class
----------------------------  ------------------          ----------

Paul W. Chute                 1,081,340                   21.57%
76 North Withman School Road
Buckfield, ME 04220

Judith M. Brown                  40,000                    0.80%
1853 Mar West
Tiburon, CA 94920

John L. Crispin                  68,000                    1.40%
3 Pond Ridge Road
Lewiston, ME 04240

John F. Raden                    66,000                    1.32%
RR 1 Box 2309C
Kingfield, ME 04947

John W. Holt, Jr.                40,000                    0.80%
15 Birchwood Road
Cape Elizabeth, ME 04107

Linda J. Tilton                  36,000                    0.72%
928 Duck Pond Road
Westbrook, ME 04092

Richard H. Hooper               127,000                    2.53%
212 Hooper Ledge Road
South Paris, ME 04281

Martha L. Beaulieu                3,000                    0.06%
445 Flagg Pond Road
Saco, ME 04072

Jacquelyn J. Magno              785,350                   15.66%
124 Fairway Drive
Auburn, ME 04210

Mark T. Thatcher                220,000                    4.39%
125 Gideon Lawton Lane
Portsmouth, RI 02903

Thomas B. Tupper                320,000                    6.38%
11 River Bend Drive
Kennebunk, ME 04043

Margaret M. Heath               210,493                    4.20%
357 Harris Hill Road
Poland, ME 04274

All Directors and             1,891,833                   37.73%
Executive Officers
As a Group

Management of Acadia has advised that they may acquire additional shares of Acadia Common Stock from time to time in the open market at prices prevailing at the time of such purchases.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with affiliate and insider transactions, the Company will secure an independent determination of the fairness and reasonableness of such transactions and arrangements with affiliates of the Company. However, in each instance, the directors will review and unanimously approve the fairness and reasonableness of the terms of the transactions. The Company believes that the approved transactions will be fair and reasonable to the Company on the basis that such transactions will be on terms at least as favorable as could have been obtained from unaffiliated third parties. The transactions between officers and directors of the Company, on the one hand, and the Company, on the other, have inherent conflicts of interest.


PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8 K

(a)  EXHIBITS

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

EXHIBIT         NO.     DOCUMENT

*               2.1     Assets Purchase Agreement between Acadia National
                        Health Systems, Inc. and Physician Resources, Inc.,
                        dated September 27, 1996;

####            2.2     Contract for Sale of Assets of Northeast Medical
                        Business Group to Acadia National Health Systems, Inc.,
                        dated September 8, 1998;

*               3.1     Articles of Incorporation of the Company, as amended;

*               3.2     Bylaws of the Company, as amended;

*               4.1     Instruments Defining Rights of Security Holders/Minutes
                        of Annual/ Special Meetings of the Company;

*               4.2     Loan Agreements Secured by Demand Notes/Promissory
                        Notes, Defining Rights of Holders of Long Term Debt;

*               10.1    Software License Master Agreement;

EXHIBIT         NO.     DOCUMENT


x               11      Computation of Basic and Diluted Earnings Per Share


###             20.1    Board of Director's Resolution authorizing new
                        lines of credit and a term loan in connection with
                        canceling personal guaranty and Debts of
                        Thomas N. Hackett, founder of the Registrant.

###             20.2    Opinion of Borrower's Counsel

###             20.3    Indemnification Agreement (Estate of Thomas N. Hackett)

###             20.4    Indemnification Agreement (Peacock Hill Farm Limited
                        Liability Company)

####            20.5    Board of Director's Resolutions authorizing a term
                        loan in connection with purchase of selected assets
                        of Northeast Medical Business Group, Inc. by Acadia
                        National Health Systems, Inc;

####            20.6    Opinion of Borrower's Counsel;

x               23.1    Consent of Counsel

x               23.2    Consent of Berry, Dunn, McNeil & Parker, independent
                        certified public accountants for the Company.

x               27      Financial Data Schedule

x               99.1    Private Securities Litigation Reform Act of 1995 Safe
                        Harbor Compliance Statement for Forward-Looking
                        Statements

####            99.2    Text of press release dated September 9, 1998.

#####           99.3    Text of press release dated April 12, 1999

#####           99.4    Text of press release dated April 19, 1999

#####           99.5    Text of press releases dated October 4 and 12, 1999
-----------------------------------
x          Filed herewith.

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

##### Incorporated by reference from the Issuer's Form 8-K for event date of April 22, 1999.

###### Incorporated by reference from the Issuer's Form 8-K for event date of October 5 and 12, respectively.

(b)  REPORTS ON FORM 8 K

The Company filed the following reports on Form 8-K during the 1999 fiscal year.

     8-K, November 12, 1998, Item 5, Exhibit 99.1, Press Release

     8-K, December 18, 1998, Item 5, Exhibit 99.1, Press Release

     8-K, January 29, 1999, Item 5, Exhibit 99.1, Press Release

     8-K, April 22, 1999, Item 5, S.E.C. Response Letter, Exhibit 99.1-2,
          Press Release

     8-K, October 20, 1999, Item 5, Exhibit 99.1-25, Press Releases


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ACADIA GROUP, INC. D/B/A ACADIA BUSINESS GROUP, INC.
F/K/A ACADIA NATIONAL HEALTH SYSTEMS, INC.


By:  /s/ John W. Holt, Jr.

John W. Holt, Jr., Chief Executive Officer
Date: December 30, 1999

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                     DATE




/s/ John W. Holt, Jr.        Chief Executive Officer   December 30, 1999
                             President

/s/ Emile L. Clavet          Chairman of the Board     December 30, 1999

/s/ John L.Crispin, MD       Director                  December 30, 1999

/s/ James D. Delamater       Director                  December 30, 1999

/s/ Judith M. Brown          Director                  December 30, 1999


