Form 10QSB
period 1999-12-31
ACADIA GROUP INC
filed 2000-02-18
CIK 1026491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


        For the quarterly period ended           December 31, 1999


               Commission file Number                   000-28976


                               Acadia Group, Inc.

           (Exact name of registrant as specified in its charter.)



                 Colorado                              10509781
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)

  415 Rodman Road, Auburn , ME   U.S.A.                   04210
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

Common Stock, $0 Par Value - 11,585,125 shares as of December 31, 1999.

PART I - FINANCIAL INFORMATION

ITEM 1

ACADIA GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

    .......................................................................................
                                                                                               December 31,   December 31,
                                                                                                 1999         1998
                                                                                              -----------    -----------

Current Assets:
  Cash-Operating ..........................................................................   $   169,494    $     8,071
  Accounts Receivable .....................................................................       488,708        779,943
  Unbilled Work at Estimated
    Realizable Value ......................................................................       405,162        275,811
  Inventories .............................................................................        48,914         41,007
  Other Current Assets ....................................................................       134,582         40,920
                                                                                              -----------    -----------
  Total Current Assets ....................................................................   $ 1,246,860    $ 1,145,752

Prop., Plant & Equip.:
  Cost ....................................................................................     1,464,195        497,775
  Less Accum. Depr ........................................................................      (227,421)      (115,263)
                                                                                              -----------    -----------
                                                                                              $ 1,236,774    $   382,512

Other Assets:
  Other ...................................................................................       739,575          5,960
  Organization Cost .......................................................................             0        127,041
  Less Accum. Amort .......................................................................       (78,273)       (19,816)
  Notes Receivable ........................................................................             0        182,803
                                                                                              -----------    -----------
Total Assets
Subtotal ..................................................................................   $   661,303    $   295,988
TOTAL .....................................................................................   $ 3,144,937    $ 1,824,252
                                                                                              ===========    ===========
Current Liabilities:
  Accounts Payable ........................................................................   $   545,843    $    62,559
  Line of Credit ..........................................................................     1,291,853        476,193
  Accrued Expense .........................................................................       120,371         69,887
  Current Portion of
  Long Term Notes .........................................................................       118,400
                                                                                              -----------    -----------

Total Current Liabilities .................................................................   $ 1,958,067    $   727,039

Long Term Liabilities:
  Long Term Debt ..........................................................................       600,590        343,888
                                                                                              -----------    -----------
Total Liabilities .........................................................................   $ 2,558,657    $ 1,070,927



                                                                                               December 31,   December 31,
                                                                                               1999           1998
                                                                                              -----------    -----------


Stockholders' Equity:
  Common Stock ............................................................................     3,903,394        644,640
  Paid In Capital & Treas .................................................................        41,992         41,993
  Unearned Stock Bonus Compensation .......................................................    (2,155,901)
  Retained Earnings .......................................................................    (1,203,205)        66,692
                                                                                              -----------    -----------
Total Equity ..............................................................................   $   586,280    $   753,325
                                                                                              -----------    -----------
Total Liabilities &
Equity ....................................................................................   $ 3,144,937    $ 1,824,252

                                                                                                ===========    ===========
See Accompanying
 Notes to Financial
 Statements

ACADIA GROUP, INC
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTHS
ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998
(Unaudited)
    ....................................................................................

                                                                                     Three months ended  Three months ended
                                                                                     December 31 1999    December 31 1998
                                                                                           -----------    -----------
Sales ..................................................................................   $   394,694    $   523,107
Operating Expenses .....................................................................   $ 1,155,176    $   511,930
                                                                                           -----------    -----------
Net Operating Income ...................................................................      (760,482)        11,177

Other Income/(Expense), Net ............................................................       (11,000)             0
                                                                                           -----------    -----------
Net Income Before Taxes ................................................................      (749,482)        11,177
(Provision for)
Benefit From  Income Taxes .............................................................       187,500              0
                                                                                           -----------    -----------
Net Income (Loss) ......................................................................   $  (561,982)   $    11,177
                                                                                           ===========    ===========
Net Income Per
Common Share ...........................................................................   $     (.068)   $    (0.003)
Weighted Average Number
of Common Shares
Outstanding ............................................................................     8,251,948      4,004,654

See Accompanying
Notes to Financial Statements

ACADIA GROUP, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
AND DECEMBER 31, 1998
(Unaudited)

                                                                                     Quarter Ending Quarter Ending
                                                                                      December 31,   December 31,
                                                                                          1999           1998
                                                                                       ---------    ---------
Net Income (Loss) ..................................................................   $(561,982)   $  11,177
Adjustments to reconcile net income
  (loss) to net cash
Depreciation & Amortization ........................................................   $  40,911    $  28,251
Stock issued as compensation .......................................................   $  97,224
 Decrease (increase) in
   Accounts Receivable .............................................................   $ 169,595    $  54,644
   Other Current Assets ............................................................     (45,743)       7,590
   Other Non-current Assets ........................................................    (155,737)    (119,316)
 Increase (decrease) in
   Accounts Payable ................................................................     418,508      (10,074)
   Other Liabilities ...............................................................         875      (56,267)
                                                                                       ---------    ---------
Net Cash (Used for) Provided
  By Operating Activities ..........................................................   $ (36,349)   $(193,283)

Investing Activities
Additions: Property Plant and Equipment ............................................    (694,704)     (33,621)

Financing Activities
Issuance of Common Stock ...........................................................     600,000      232,446

  Net Increase (repayments notes
     and Leases) ...................................................................     281,510
  Other Investment Activities ......................................................      (4,712)
                                                                                       ---------    ---------
Net Cash provided by (used for) ....................................................     881,510      198,825
    Financing activities

Net Increase (Decrease) in .........................................................   $ 150,457    $   5,542
  Cash or Cash Equivalents

Cash & Cash Equivalents:
  Beginning of Period ..............................................................      19,037        2,524
  End of Period ....................................................................   $ 169,494    $   8,071


                                                                                       =========    =========


See Accompanying
 Notes to Financial
 Statements

                                        ACADIA GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 1999

Note 1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared by Acadia Group, Inc. ("Acadia" or "the Company") in accordance with Generally Accepted Accounting Principles for interim financial information and Securities Exchange Commission instructions to Form 10QSB and Rule 310 of Regulation S-B. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended September 30, 1999 which are contained in the Company's Annual Report on Form 10-KSB. The results for the three month period ending December 31, 1999 is not necessarily indicative of the results to be expected for the full fiscal year.

Note 2.  Pooling-Of-Interests.

     On November 19, 1999, Acadia (d/b/a Acadia Business Group, Inc.) (f/k/a Acadia National Health Systems, Inc.) completed a merger with WorldLecture.com, Inc. (d/b/a MedLecture.com), and Acadia Merger Holding Company, which changed its name to Acadia National Health Systems, Inc. The merger was accounted for as a pooling-of-interests. As a result of the merger, Acadia was formed as a parent company and established two wholly owned subsidiaries; WorldLecture.com, Inc. an Internet e-Commerce company and Acadia National Health Systems, Inc., a medical billing and management services organization. Under the reorganization, Acadia operates as a venture capital incubator company to provide capital and management services to prospective emerging growth entities.
In exchange for one hundred percent the outstanding shares of MedLecture.com, Inc., Acadia issued 5,363,987 shares of common stock. The transaction did not result in a significant change to the Company's financial position and results of operations. Cumulative losses for MedLecture.com, Inc. of $20,000 were recorded as a result of the pooling.

WorldLecture.com, Inc. is a newly formed Internet subsidiary in the business of delivering continuing education on the Internet through the use of video streaming to professional persons who are obligated to maintain competency in their respective expertise to the satisfaction of governmental or trade regulatory agencies. WorldLecture.com, Inc., launched its first web site product in the medical education market at the National Conference of the Alliance for Continuing Medical Education on January 19, 2000 in New Orleans under the trade style of MedLecture.com.

Note 3. Commitments to Management
     As part of the merger with MedLexture.com , stock was issued to senior management to satisfy prior commitments and to retain key senior executives. A non-cash expense of $97,224 was recorded as part of the Company's Stock Bonus plan. See related note below, Stock-based Compensation Plans and Other Compensation.

Note 4.  Convertible Debentures

On November 1, 1999, Acadia issued $600,000 convertible debentures as an equity raise to subscription investors pursuant to Rule 504 of the Securities Act of 1933, as amended (the "Act") which were contingent upon the merger of MedLecture.com, Inc., a Maine Corporation, with and into WorldLecture.com, Inc., a subsidiary of Acadia closing on or before April 1, 2000. The holder of the debenture had the privilege to convert the debentures into common voting shares of Acadia at a purchase price of eighty percent (80%) of the offering price for the shares of Acadia as of October 7, 1999 (i.e. 80% of $.875 = $.70 exercise price). Notwithstanding the foregoing, in the event that the merger was not consummated and/or Acadia did not approve the conversion and/or the conversion privilege was not exercised on the effective date of the merger (i.e. November 19, 1999), the holders privilege to convert was deemed null and void ab initio. On November 19, 1999, the merger was consummated, Acadia approved the conversion and all subscription investors exercised their conversion privilege with Company. In connection with the conversion of such debentures, the Company issued 857,151 shares of common voting stock. All shares of stock issued upon conversion are subject to Rule 144 restrictions.

Note 5.  Future issuance of Common Stock

     The firm has engaged Advest, Inc., an investing bank, as placement agent to offer a minimum of 1,052,632 shares of Common Stock of the Company to a maximum of 2,105,263 at $4.75 per share to prospective investors who are accredited under Regulation D of the Securities Act. Common Stock. The offering is a best efforts offering by the placement agent. The use of those funds will be used to facilitate the business of the Company.

Note 6. Net Income Per Common Share

Computation of net income per common share was based on the weighted average number of shares outstanding during such periods. These amounted to 8,251,948 shares for the three months ending December 31, 1999 and 4,004,654 shares for the three months ending December 31, 1998.


Note 7. Long Term Debt - Short Term Financing

The total of lines of credit drawn upon (outstanding) as of December 31, 1999 was $1,250,000 as compared to $476,193 on a $650,000 demand line limit as of December 31, 1998.

A total of $16,625 of equipment was acquired at various times from October 1999 to December 31, 1999 during the under capital leases. Capital lease obligations at December 31, 1999 total $151,169.

All other loans and repayment of lines of credit payable to Bank and future borrowings under any such credit facilities have been collateralized by accounts receivable and equipment of the Company.

Note 8. Majority Stockholders

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 1999 (i) all executive officers and directors, and (ii) each person known by the Company to own beneficially more than 5% of the outstanding common stock. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.


Name                      Position                               Shares                       % Owned
Emile L. Clavet           Chairman of the Board               1,278,326(i)                     11.0%
79 Shepley Street
Auburn, ME 04210

Kevin B. Dean             Director, Executive VP              1,278,326(i)                     11.0%
98 Davis Avenue           Business Development and
Auburn, ME 04210          Treasurer

Douglas Farrago           Director, Member Officer            2,478,080                        21.3%
94 Shepley Street         Executive VP Medical
Auburn, ME 04210           Informatics

Paul W. Chute             Beneficial Owner                    1,081,340                         9.3%
76 N. Withman Road
Buckfield, ME 04220

John W. Holt, Jr.         Chief Executive Officer               190,000                         1.6%
15 Birchwood Road         and President
Cape Elizabeth, ME
04107

John F. Raden             Executive Vice                        216,000                         1.8%
RR 1 Box 2309C            President Mergers
Kingfield, ME 04947       and Acquisitions

Judith M. Brown           Director                               40,000                          .3%
1853 Mar West
Tiburon, CA 94920

John L. Crispin           Director                               68,000                          .5%
3 Pond Ridge Road
Lewiston, ME 04240

Richard H. Hooper         Executive Vice President              178,000                         1.5%
212 Hooper Ledge Road     Internal Affairs
South Paris, ME 04281

Margaret M. Heath         Secretary                             205,493                         1.7%
357 Harris Hill Road
Poland, ME 04274

Jacquelyn J. Magno        Beneficial Owner                      785,350                         6.7%
124 Fairway Drive                                            __________
Auburn, ME 04210                                              7,798,915

Includes 142,858 shares of the Company's stock beneficially owned by Diamond Properties, Inc. a Maine
Corporation.  Messrs. Clavet and Dean are officers and controlling shareholders of Diamond Properties, Inc.

Note 9.  Accounts Receivable Financing

The Company offers waivered billing transaction processing services under contractual agreements with healthcare providers. The accounts receivable are collateralized by the healthcare provider's balance due from health insurance entities. This service affords the healthcare provider expedited payment on their reimbursement by approximately two weeks. The Company assumes the responsibility for billing and collecting such receivables.


Note 10. Retirement Plan

During 1999 the Company adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) savings plan covers substantially all employees who meet certain minimum service and age requirements. Participant may contribute up to 15% of their annual compensation to the plan, not to exceed $7,000. At its discretion, the Company may make matching contributions, subject to certain limitations. The Company made no contribution for the period ending December 31, 1999.

Note 11. Stock-based Compensation Plans and Other Compensation

During fiscal year 1999, the Company adopted two stock-based compensation plans that were adopted by the Board of Directors on March 5, 1999 and approved by the stockholders on November 19, 1999. The plan reserves of restricted common voting stock at no par value are 700,000 Restricted Stock Bonus Plan and 500,000 Simple Restricted Stock Option and are available to key employees of the Company under the Act. The plans are administered by the Audit and Compensation Committee of the Board of Directors.

Prior to the current fiscal year, 197,000 shares of restricted common voting stock of the Stock Bonus Plan had been issued and were fully vested. During the first quarter ending December 31, 1999 there were 350,000 shares issued from the Company's plan pursuant to a November 19, 1999 Board of Directors vote. The Company applies APB Opinion 25 and related interpretations in accounting for the plan. The stock-based compensation is accrued over a two year vesting period, beginning upon the date shares are granted. The Board of Directors may curtail an employee's vesting period under certain significant circumstances as outlined in the plan. Stock bonus compensation charged against income for the period was $97,224 and includes estimates made my management concerning an employee completing the two year vesting period.

No options have been granted as of December 31, 1999 under the Simple Restricted Stock Option Plan. Options under the plan are exercisable in installments; however, no options are exercisable within one year or later than ten years from the date of grant.

Note 12 Severance and Non-compete Agreement

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

ITEM 2.

                            ACADIA GROUP, INC.
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                          RESULTS OF OPERATIONS

                                December 31, 1999

RESULTS OF OPERATIONS:
=====================================
THREE MONTHS ENDING DECEMBER 31, 1999
=====================================

The Company's financial statements and notes thereto for the current period and the audited financial statements and notes thereto for the fiscal year ending September 30, l999, should be read in conjunction with this Management's Discussion.

FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY ACADIA GROUP, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP.
1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF ACADIA GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE
INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR
FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10QSB AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

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

     2. Additional risks factors such as the uncertainty of the Company's marketing activities, and the results of bringing additional aquisitions and affiliations into a smooth operation with Company are unknown;
     3. Additional uncertainties regarding the ability for operating cash to meet the current and projected cash flow needs of the organization;

     4.   Readers  are   cautioned   not  to  place  undue   reliance  on  these
forward-looking statements, as they attempt to speak only of activities known or anticipated as of this date.

     The Company was originally organized in 1972 and re-organized in 1996 under the laws of the State of Colorado. In November 1999, the Company again reorganized to form a venture capital corporation. As part of the reorganization, the Company formed two wholly owned subsidiaries, Acadia National Health System, Inc. (National Health Systems") and WorlLecture.com, Inc. ("WorldLecture.com") The Company transferred its healthcare billing and management services to National Health Systems and operates e-commerce initiatives under the subsidiary, WorldLecture.com. The parent company, Acadia Group, Inc. ("Acadia") serves as a management and consulting resource to its subsidiaries. During the last six months Acadia has successfully recruited a management team with extensive experience in mergers and acquisitions, finance, real estate, business strategy and development, sales - marketing and branding, health services, human resources, funding, and legal.

     The Company explores opportunities and is sought out by businesses for possible transactions, including but not limited to, mergers, acquisitions, joint ventures, and strategic alliances. The Company intends to grow and develop National Health Systems and MedLecture.com and position each of them as vehicles with which the Company may effect future acquisitions and business development. WorldLecture.com is a newly formed Internet subsidiary of the Company engaged in the business of delivering continuing education on the Internet through the use of video streaming to professional persons who are obligated to maintain competency in their respective field expertise to the satisfaction of governmental or trade regulatory agencies.

     WorldLecture.com developed and executed a business model through MedLecture.com to facilitate continuing medical education by physicians through the Internet using video streaming technology. The model also utilizes exclusive contracts with content providers and strategic alliances with similar service providers and businesses in the healthcare industry. Management has identified other professions which also require continuing education and has initiated the replication of the MedLecture.com model to develop future Internet sites. Acadia National Health has completed a systems conversion designed to facilitate medical billing and management services. Acadia has spent the last two months of operation preparing for rapid sales growth and expansion We have completely revised our operating policies, installed a new financial management system and recruited experienced, operation and management personnel.

     From October 1999 to December 1999, Acadia National Health developed and adopted a medical reporting compliance program. Acadia takes very seriously the need for correct verification, reporting and billing of medical services to all payors. Education of our employees and providers is constant and critical to remain abreast in this very complex and rapidly changing medical billing and regulated arena.

SALES

     Sales for the period were $394,694 as compared to $523,107 for the corresponding period in 1998. The decrease in sales is primarily due to the loss of two clients with total annual revenues of approximately of $250,000. During December 1999, a management contract was signed with a new client with estimated annual revenues of $275,000.

OPERATING EXPENSES

     Increases in operating expenses during the period were principally due to increased costs incurred in servicing the expanded client base, in addition to increases in depreciation, occupancy and administrative costs related to the acquisition of Northeast Medical Billing.

OPERATING INCOME

NET INCOME

LIQUIDITY AND CAPITAL RESOURCES
     The Company's non-trade accounts receivable increased due to the growth of Waiver Foster Home and non-medical billing programs. These are clean, secured receivables with the majority due from the State of Maine. The Company has begun discussions with financial institutions as related to replacing a $1,250,000 line of credit, which expires in April 2000. Notes payable includes a term loan, which requires monthly installments of $5,200, including interest, through June 2004. Additionally see Note 5, Future Issuance of Common Stock.

SALES TRENDS

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

No material legal proceedings to which the Company (or any of its directors and officers in their capacities as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

ITEM 2.   Changes in Securities

     On November 1, 1999, Acadia issued $600,000 convertible debentures pursuant to Rule 504 of the Act which were contingent upon the merger of MedLecture.com, Inc., a Maine Corporation, with and into WorldLecture.com, Inc., a subsidiary of Acadia Group, Inc. closing on or before April 1, 2000. The holder of the debenture had the privilege to convert the debentures into common voting shares of the Corporation at a purchase price of eighty percent (80%)of the offering price for the shares of the Corporation as of October 7, 1999 (i.e. 80% of $.875 = $.70 exercise price). Notwithstanding the foregoing, in the event that the merger was not consummated and/or Acadia did not approve of the conversion and/or the conversion privilege was not exercised on the effective date of the merger (i.e. November 19, 1999), the holders' privilege to convert was deemed null and void ab initio. On November 19, 1999, the merger was consummated, Acadia approved the conversion, and all subscription investors exercised their conversion privilege with Company. In connection with conversion of such debentures, the Company issued 857,151 shares of common voting stock. All shares of stock issued upon conversion are subject to Rule 144 restrictions.

     During the current period ending December 31, 1999 the Company issued 5,363,987 shares of restricted common stock at no par value under a exchange of shares merger dated November 19, 1999 between Acadia, Acadia Merger Holding Company, Inc., in which changed its name to Acadia National Health Systems, Inc. and WorldLecture.com, Inc. The shares were issued to shareholders of MedLecture.com, Inc. and registered under the Securities Exchange Act of 1934 and are subject to restrictions as prescribed under Rule 144 of the Act.

ITEM 3.   Defaults Upon Senior Securities

               None

ITEM 4.   Submission of Matters to a Vote of Security Holders

     At an Annual and Special Meeting of Stockholders of Acadia on November 19, 1999, the Stockholders approved the following matter: (i) a change from Acadia National Health Systems, Inc,. to "Acadia Group, Inc." ("Name Change"); (ii) the Plan of Merger (the "Merger"), pursuant to Section 7-111-101 through 7-111-108 of the Colorado Business Corporation Act ("CBCA") and Section 901 & 906 of Title 13-A of the Maine Revised Statutes Annotated, whereby MedLecture.com, Inc., a Maine corporation (hereinafter referred to as "Disappearing Corporation" or "MED"), merged into WorldLecture.com, Inc., a wholly-owned subsidiary of Acadia (hereinafter referred to as "Surviving Corporation" or "WORLD"); and whereby Acadia issued shares of its common stock, on a pro rata basis, to the shareholders of MED, equal in the number to the number of shares of common stock outstanding immediately prior to the Merger, plus un-issued shares designated for use under employment agreements, or other similar contractual agreements, whether verbal or written, or designated for issuance to the Company's employees, agents, or third parties; (iii) the election of eight (8) members to the Company's Board of Directors for a three-year term; (iv) a Simple Incentive Stock Bonus Plan for officers, managers and key employees; (iv) a Restricted Stock Option Plan for employees, officers, consultants and directors; (vi) the Restated and Amended Articles of Incorporation and Bylaws reflecting the Name Change and eradication of "Shark Repellant" provisions set forth at Article VII; and (vii) the transfer of assets of Acadia National Health Systems, Inc., which are used or useful in the operation of its business management services business to a wholly-owned subsidiary; to approve of the name change of the subsidiary to Acadia National Health Systems, Inc..

     Only stockholders of record at the close of business on October 15, 1999 (the "Record Date") were entitled to notice of and to vote at the Meeting.

ITEM 5.   Other Information

     The Company has engaged an investment banking firm to facilitate the issuance of equity securities for the use of the continued development of Acadia National Health System, MedLecture.com, and other prospective opportunities that the Company is currently evaluating.

ITEM 6.   Exhibits and Reports on Form 8-K
1. Exhibits

3
3(i) Articles of Incorporation. Incorporated by reference to the Form 8-K filed by Registrant on December 7, 1999 (Exhibit 1.1) 3(ii) By-laws. Incorporated by reference to the Form 8-K filed by Registrant on December 7, 1999 (Exhibit 1.2)
4.1 Form of Convertible Debenture dated November 1, 1999 10.1 Agreement of Merger dated November 19, 1999. Incorporated by reference to the Form 8-K filed by Registrant on December 7, 1999 (Exhibit 2.1) 10.2 Articles of Merger dated November 19, 1999. Incorporated by reference to the Form 8-K filed by Registrant on December 7, 1999 (Exhibit 2.2) 27 Financial Data Schedule 99 Safe Harbor under the Private Securities Litigation Reform Act of 1995. 2. Reports on Form 8-K. The Registrant filed electronically the Forms 8-K listed below. Such filings are incorporated herein by reference: a. Form 8-K filed as of December 7, 1999 which attached the following exhibits: Exhibit 1.1 Restated Articles of Incorporation of Acadia Group, Inc. as of November 19, 1999; 1.2 Amended Bylaws of Acadia Group, Inc. as of November 19, 1999; 2.1 Agreement of Merger dated November 19, 1999; 2.2 Articles of Merger dated November 19, 1999; 5.1 Opinion on Legality of Securities Being Issued to shareholders of MedLecture.com 10.2 Opinion of Counsel with respect to issuance of 5,363,987 shares of common stock of Acadia National Health Systems, Inc. to the shareholders of MedLecture.com
99.1 Text of press release dated November 19, 1999. 99.2 Text of press release dated November 22, 1999 99.3 Promote Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

b. Form 8-K filed as October 20, 1999 which attached the following exhibits:
Exhibit
99.1                       Text of press releases dated October 4, 1999.
99.2                       Text of press releases dated October 4, 1999

                                            ACADIA GROUP, INC.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    ACADIA GROUP, INC.
                    Registrant

February 19, 2000   /s/ William St. Lawrence

                              William St. Lawrence
                    Filing Agent

February 19, 2000   /s/ John W. Holt, Jr.
                    Chief Executive Officer, President

                  Exhibit 4.1

ACADIA NATIONAL HEALTH SYSTEMS, INC.

Convertible Debenture

THE SECURITIES REPRESENTED BY THIS DEBENTURE HAVE NOT BEEN REGISTERED UNDER THE SECURlTIES ACT OF 1933 (THE "ACT") OR APPLICABLE STATE SECURITIES LAWS (THE "STATE ACTS"), AND SHALL NOT BE SOLD, PLEDGED, HYPOTHECATED, DONATED, OR OTHERWISE TRANSFERRED (WHETHER OR NOT FOR CONSIDERATION) BY THE HOLDER EXCEPT UPON THE ISSUANCE TO THE CORPORATION OF A FAVORABLE OPINION OF ITS COUNSEL OR SUBMISSION TO THE CORPORATION OF SUCH OTHER EVIDENCE AS MAY BE SATISFACTORY TO COUNSEL FOR THE CORPORATION, TO THE EFFECT THAT ANY SUCH TRANSFER SHALL NOT BE IN VIOLATIONON OF THE ACT AND THE STATE ACTS.


ACADIA NATIONAL HEALTH SYSTEMS, INC.
A Colorado Corporation


November 1,1999
NO.__


ACADIA NATIONAL HEALTH SYSTEMS, INC., a Colorado corporation (the "Corporation"), is indebted and, for value received, promises to pay to the order of------------------------- on ------------ (the "Due Date"), (unless this
Debenture shall have been sooner called for redemption as herein provided), upon presentation of this Debenture, ----------------------- ($--------.--) (the
"Principal Amount") and to pay interest on the Principal Amount at the rate of fourteen percent (14%) per annum as provided herein.

The Corporation covenants, promises and agrees as follows:
     1. Interest. Interest shall accrue on the Principal Amount and shall be payable on the Due Date except as provided below.

2. Conversion

2.1. Subject to the provisions below, the holder of this Debenture shall have the right, at such holder's option, to convert all, but not less than all, of this Debenture into such number of fully paid and nonassessable Common Shares of the Corporation as shall be provided as follows.

         Provided the merger of MedLecture.com, Inc., a Maine corporation ("Disappearing Corporation"), with and into WorldLecture.com, Inc., a subsidiary of the Corporation (the "Surviving Corporation"), as more fully described in a Binding Letter of Intent dated September 29, 1999 by and between the Disappearing Corporation, the Surviving Corporation and the Corporation, as the same may be amended or extended from time to time, receipt of a copy of which is hereby acknowledged by the holder, is consummated on or before the Due Date, the holder of this Debenture shall have the privilege to convert this Debenture into Common Voting shares of the Corporation at a purchase price of eighty percent (80%) of the offering price for the shares of the corporation as of October 7,1999; provided, however, that the conversion privilege set forth above shall only arise in the event that the Corporation authorizes and approves of such conversion. If the above-described merger is consummated, the conversion is approved by the Corporation, and if the conversion privilege is exercised by the holder on the effective date of the merger between MedLecture.com, Inc and WorldLecture.com, Inc. (said date being the date that the merger is approved by both the states of Maine and Colorado), the principal and all accrued interest under the Debenture shall be used to purchase the Corporation's Common Voting Stock, and all balances due under this Debenture shall be deemed to be paid in full upon the issuance to the holder of the appropriate denomination of the Corporation's Common Voting Stock. Notwithstanding the foregoing, in the event that the merger is not consummated, and/or the Corporation does not approve of the conversion, and/or the conversion privilege is not exercised on the effective date of the merger between MedLecture.com, Inc and WorldLecture.com, Inc. (said date being the date that the merger is approved by both the states of Maine and Colorado), the holder's conversion privilege shall be null and void ab initio, and the holder shall receive the principal balance due under the Debenture, plus all accrued interest, up to the date of payment.

2.2. The holder of this Debenture may exercise the conversion right provided in this Section 2 by giving written notice (the "Conversion Notice") to the Corporation of the exercise of such right and stating the name or names in which the stock certificate or stock certificates for the Common Shares are to be issued and the address to which such certificates shall be delivered. The Conversion Notice shall be accompanied by the Debenture. The number of Common Shares that shall be issuable upon conversion of the Debenture is set forth above at Section 2.1 and determined in accordance with Section 3 in effect on the date the Conversion Notice is given; provided, however, that in the event that this Debenture shall have been partially rendered, Common Shares shall be issued pro rata, rounded to the nearest whole share.

2.3. Conversion shall be deemed to have been effected on the date the Conversion Notice is given (the "Conversion Date"). Within ten (10) business days after receipt of the Conversion Notice, the Corporation shall issue and deliver by hand against a signed receipt therefor or by U.S. registered mail, return receipt requested, to the address designated by the holder of this Debenture in the Conversion Notice, a stock certificate or stock certificates of the Corporation representing the number of Common Shares to which such holder is entitled, which shall be equivalent to the principal and accrued interest up to and including the Conversion Date, rounded to the next whole share.

3. Conversion Ratio.

3.1. On the date hereof, the Conversion Ratio shall be set forth as more particularly described at Section 2.1, provided, however, that the Conversion Ratio shall be subject to adjustment in accordance with and at the times provided in this Section 3.

3.2. If the Corporation shall pay a dividend in share of its Common Shares, subdivide (split) its outstanding Common Shares, combine (reverse split) its outstanding Common Shares, issue by reclassification of its Common Shares any shares or other securities of the Corporation, or distribute to holders of its Common Shares any securities of the Corporation or of another entity, the number of Common Shares or other securities the holder hereof is entitled to receive through conversion pursuant to this Debenture immediately prior thereto shall be adjusted so that the holder shall be entitled to receive upon or subsequent to conversion the number of Common Shares or other securities which he or she would have been entitled to receive after the happening of any of the events described above had this Debenture been converted immediately prior to the happening of such event, and the conversion price per share shall be correspondingly adjusted; provided however, that no adjustment in the number of shares and/or the conversion price shall be required unless such adjustment would require an increase or decrease of at least one percent (1%) in such number and/or price; and provided further, however, that any adjustments which by reason of this
Section 3.2 are not required to be made shall be carried forward and taken into account in any subsequent adjustment An adjustment made pursuant to this Section
3.2 shall become effective immediately after the record date in the case of the stock dividend or other distribution and shall become effective immediately after the effective date in the case of a subdivision, combination or reclassification. If the Corporation is consolidated or merged with or into another corporation or if all or substantially all of its assets are conveyed to another corporation, this Debenture shall thereafter be convertible for the kind and number of shares of stock or other securities or property, if any, receivable upon such consolidation, merger or conveyance by a holder of the number of Common Shares of the which could have been subscribed on the conversion of this Debenture immediately prior to such consolidation, merger or conveyance; and, in any such case, appropriate adjustment (as determined by the Board of Directors) shall be made in the application of the provisions herein set forth with respect to the rights and interest: thereafter of the holder of this Debenture to the end that the provisions set forth herein (including provisions with respect to changes in and other adjustments of the number of Common Shares the holder of this Debenture is entitled to through conversion) shall thereafter be applicable, as nearly as possible, in relation to any Common Shares or other securities or other property thereafter deliverable upon the conversion of this Debenture.

     3.3. Notice of Adjustment. Whenever the Conversion Ratio shall be adjusted as provided in Section 3 hereof, the Corporation shall prepare and send to the holder of this Debenture a statement, signed by the chief financial officer of the Corporation, showing in detail the facts requiring such adjustment and the Conversion Ratio that shall be in effect after such adjustment.

3.4. Notice of Adjustment Events:. In the event the Corporation shall propose to take any action of the types described in Section 3 hereof Corporation shall give notice to the holder of this Debenture, which notice shall specify the record date, if any, with respect to any such action and the date on which such action is to take place. Such notice shall be given on or prior to the earlier of five (5) business days prior to the record date or the date which such action shall be taken. Such notice shall also set forth such facts with respect thereto as shall be reasonably necessary to indicate the effect of such action (to the extent such effect may be known at the date of such notice) on the Conversion Ratio and the number, kind or class of shares or other securities or property which shall be deliverable or purchasable upon the occurrence of such action or deliverable upon conversion of this Debenture. Failure to give notice in accordance with this Section 3.4 shall not render such action ultra vires, illegal or invalid.



     3.5. Taxes. The Corporation shall pay all documentary, stamp or other transactional taxes and charges attributable to the issuance or delivery of Common Shares of the Corporation upon conversion; provided, however, that the Corporation shall not be required to pay any taxes which may be payable in respect of any transfer involved in the issuance or delivery of any certificate for such shares.

     3.6. Reservation of Shares. The Corporation shall at all times reserve and keep available, free from preemptive rights, unissued or treasury Common Shares sufficient to effect the conversion of this Debenture.

4. Redemption

     4.1. This Debenture is subject to redemption at the option of the Corporation in whole or in part prior to the Due Date at any time and from time to time without penalty or premium. The Corporation may exercise its right to redeem this Debenture prior to maturity by giving notice (the "Redemption Notice") thereof to the holder of this Debenture as it appears on the books of the Corporation, which notice shall specify the terms of redemption (including the place at which the holder of the Debenture may obtain payment), the principal amount of the Debenture to be redeemed (the "Redemption Amount") and shall fix a date for redemption (the "Redemption Date"), which date shall not be less than 30 days nor more than 45 days after the date of the Redemption Notice.

     4.2. On the Redemption Date, the Corporation shall pay all accrued and unpaid interest on the Debenture up to and including the Redemption Date and shall pay to the holder hereof a dollar amount equal to the Redemption Amount


     5.1. The entire unpaid and unredeemed balance of the Principal Amount and all Interest accrued and unpaid on this Debenture shall, at the election of the holder, be and become immediately due and payable upon the occurrence of any of the following events (a "Default Event"):

     (a) The non-payment by the Corporation when due of principal and interest or of any other payment as provided in this Debenture or with respect to any other Debenture issued by the Corporation.

     (b) If the Corporation (i) applies for or consents to the appointment of, or if there shall be a taking of possession by, a receiver, custodian, trustee or liquidator for the Corporation or any of its property; (ii) becomes generally unable to pay its debts as they become due;
(iii) makes a general assignment for the benefit of creditors or becomes insolvent; (iv) files or is served with any petition for relief under the Bankruptcy Code or any similar federal or state statute, or (v) defaults with respect to any evidence of indebtedness or liability for borrowed money, or any such indebtedness shall not be paid as and when due and payable.

     (c) Any failure by the Corporation to issue and deliver shares of Common Stock as provided herein upon conversion of this Debenture.

     5.2. Each right, power or remedy of the holder hereof upon the occurrence of any Default Event as provided for in this Debenture or now or hereafter existing at law or in equity or by statute shall be cumulative and concurrent and shall be in addition to every other right, power or remedy provided for in this Debenture or now or hereafter existing at law or in equity or by statute, and the exercise or beginning of the exercise by the holder or transferee hereof of any one or more of such rights, powers or remedies shall not preclude the simultaneous or later exercise by the holder hereof of any or all such other rights, powers or remedies.

     6. Fair Market Value. The term Fair Market Value used in this Debenture with respect to assets or property received by the Corporation shall be the fair market value, regardless of any prior accounting treatment, of such assets or property, determined by the Board of Directors of the Corporation, which determination shall be final, conclusive and binding. If the Board of Directors shall be unable to agree as to such fair market value, the fair market value shall be determined by the independent certified public accountant at that time retained by the Corporation to audit its books and records, and a determination by such independent certified public accountant shall be final, conclusive and binding or, if there be none, or if such accountant shall refuse or be unable to make such a determination then the sole issue of fair market value shall be submitted to and settled by binding arbitration under and pursuant to the rules and regulations of the American Arbitration Association, and the decision or award of the arbitrator or arbitrators in such arbitration shall be final, conclusive and binding and a final judgement may be entered thereon by any court of competent jurisdiction.

     7. Failure to Act and Waiver. No failure or delay by the holder hereof to insist upon the strict performance of any term of this Debenture or to exercise any right, power or remedy consequent upon a default hereunder shall constitute a waiver of any such term or of any such breach, or preclude the holder hereof from exercising any such right, power or remedy at any later time or times. By accepting payment after the due date of any amount payable under this Debenture; the holder hereof shall not be deemed to waive the right either to require payment when due of all other amounts payable under this Debenture or to declare a default for failure to effect such payment of any such other amount.

The failure of the holder of this Debenture to give notice of any failure or breach of the Corporation under this Debenture shall not constitute a waiver of any right or remedy in respect of such continuing failure or breach or any subsequent failure or breach.

     8. Consent to Jurisdiction. The Corporation hereby agrees and consents that any action, suit or proceeding arising out of this Debenture may be brought in any appropriate court in the State of Maine, including the United States District Court for the District of Maine, or in any other court having jurisdiction over the subject matter, all at the sole election of the holder hereof, and by the issuance and execution of this Debenture the Corporation irrevocably consents to the jurisdiction of each such court.

     9. Transfer. This Debenture shall be transferred on the books of the Corporation only by the registered holder hereof or by his/her attorney duly authorized in writing or by delivery to the Corporation of a duly executed Assignment substantially in the form attached hereto as Exhibit A. The Corporation shall be entitled to treat any holder of record of the Debenture as the holder in fact thereof and shall not be bound to recognize any equitable or other claim to or interest in this Debenture in the name of any other person, whether or not it shall have express or other notice thereof, save as expressly provided by the Laws of Maine.

     10. Notices. All notices and communications under this Debenture shall be in writing and shall be either delivered in person or accompanied by a signed receipt therefor or mailed first-class United States certified mail, return receipt requested, postage prepaid, and addressed as follows: if to the Corporation, to:

Acadia National Health Systems, Inc..
415 Rodman Road
Auburn, Maine 04211

and, if to the holder of this Debenture, to the address of such holder as it appears in the books of the Corporation Any notice of communication shall be deemed given and received as of the date of such delivery or mailing.

     11. Governing Law. This Debenture shall be governed by and construed and enforced in accordance with the laws of the State of Maine or, where applicable, the laws of the United States.

IN WITNESS WHEREOF, the Corporation has caused this Debenture to be duly executed under its corporate seal.

ATTEST:                                     ACADIA NATIONAL HEALTH SYSTEMS, INC.


---------------------------------         By:----------------------------------
MARGARET M. HEATH, Secretary                         JOHN RADEN, President


Exhibit A

ASSIGNMENT
     FOR VALUE RECEIVED, the undersigned hereby assigns to . the ---------------------- - year 14% Convertible Debenture of ACADIA NATIONAL
HEALTH SYSTEMS, INC., NO.------- and hereby irrevocably appoints American Securities Transfer, Inc., Attorney, to transfer said debenture on the books of the within named corporation, with full power of substitution in the premises. WITNESS my hand and seal this ---------- day of , 19-------.


                                                            -------------------
(SEAL)
                                                            -------------------

(SEAL)
WITNESS:

----------------------

CONVERSION NOTICE

Pursuant to Item 2, Section 2.2 of the Acadia National Health Systems, Inc. Convertible Debenture dated --------------, 1999 (the "Debenture") payable to the undersigned, the undersigned hereby exercises his/her conversion right effective as of the effective date of the merger of MedLecture.com LLC with and into WorldLecture.com,.Inc., provided that all other preconditions to the conversion as specified in the Debenture take place. The undersigned hereby gives written notice to Acadia National Health Systems, Inc. (the "Company") of the exercise of the undersigned's conversion right and directs the Company to issue a Stock Certificate(s) for the Common Shares of the Company as provided in the above-described Debenture to the undersigned. The Stock Certificate(s) shall
be          delivered          to          the           undersigned          at
--------------------------------------------------------  [fill in address]. The above-described Debenture is attached to this Conversion Notice.

In Witness Whereof, the undersigned has hereunto set his/her hand and seal effective this ------ day of ----------------------------, 1999.

                                  ---------------------------------------------
Print Name: -----------------------------


Subscription Agreement

The                                                                 undersigned,
-------------------------------------------------------------------------------
hereby                     subscribes                    to                    a
---------------------------------------------------------------    and    00/100
Dollars ($--------------), Fourteen Percent (14%) Convertible Debenture from Acadia National Health Systems, Inc., a Colorado Corporation with a place of business in Auburn, Maine, its successors and assigns (the "Company"), in accordance with the terms and conditions of the offering made by the Company pursuant to the exemptions from registration afforded by Rule 504 of the Securities Act of 1933 (the "Act"). This Subscription Agreement (the "Agreement") may be rejected in whole or in part by the Company. The undersigned hereby tenders his or her personal, certified, bank cashier's or treasurer's -check made payable to the order of Acadia National Health Systems, Inc. in the amount of ----------------------------------------------------------------------
and  00/100  Dollars   ($------------------------)  will  be  delivered  to  the
undersigned promptly after the successful completion of the Offering. A Form Debenture is attached hereto. To the extent that the attached Debenture differs from any previous Debenture disclosed to the undersigned, the undersigned acknowledges that the attached Debenture supersedes the previous Debenture and represents the form of Debenture that the undersigned will receive from the Company.

     1. Purpose of Company. The purpose of the Company is to provide practice management for doctors' offices, foster homes, and hospital-based practices. The Company also seeks to diversify its business by having one of its subsidiaries merge with MedLecture.com, Inc., a Maine Corporation, with the Company subsidiary being the surviving company.

     2. Representations and Warranties. The undersigned hereby represents and warrants to the Company, as follows: (i) The undersigned is a United States citizen and is at least twenty-one (21) years of age; (ii) The residence of the
undersigned             is             -----------------------------------------
---------------------------------------------------------,  and the  undersigned has no present intention of becoming a resident or domiciliary of any other state, country, or jurisdiction; (iii) The undersigned has read and received and is familiar with the contents of all of the exhibits attached hereto; (iv) The Debenture will be acquired by the undersigned for investment only, for the undersigned's own account, and not with a view to, or offer for sale or for sale in connection with the distribution or transfer thereof The undersigned has no contract, undertaking, agreement, or arrangement with any person or entity to sell, hypothecate, pledge, donate, or otherwise transfer (with or without consideration) to any such person or entity the securities to which the undersigned hereby subscribes, and the undersigned has no present plan or intention to enter into any such contracts, undertakings, agreements, or arrangements; (v) The present financial condition of the undersigned is such that he or she is under no present or contemplated future need to dispose of any portion of the securities for which the undersigned hereby subscribes to satisfy any existing or contemplated undertakings, need, or indebtedness.

     3. Acknowledgment of Certain Facts. The undersigned acknowledges his or her awareness and understanding of the following: (i) This Agreement may be rejected in whole or in part by the Company, in its sole and absolute discretion; (ii) No federal or state agency has made any finding or determination as to the fairness for public investment, nor any recommendation or endorsement, of the securities subscribed for; (iii) All instruments, documents, records, and books pertaining to the securities subscribed for have been made available for inspection by the undersigned's attorneys and accountants and by the undersigned.

4. Acknowledgement of Risks Attendant Upon Investments of this Kind, THE UNDERSIGNED ACKNOWLEDGES THAT HIS/HER/ITS INVESTMENT IN THE COMPANY IS AN INVESTMENT IN A BUSINESS BNDEAVOR AND IS SUBJECT TO THE GENERAL RISKS OF BUSINESS ENDEAVORS; THESE RISKS INCLUDE VARIOUS FACTORS AFFECTING THE INCOME PRODUCING POTENTIAL OF THE ENDEAVOR INCLUDING (A) CHANGES IN GENERAL OR LOCAL ECONOMIC CONDITIONS; (B) OPERATING EXPENSES OF THE BUSINESS; (C) THE POSSIBILITY OF COMPETITION; (D) GOVERNMENTAL RULES AND FISCAL POLICIES; AND (E) ACTS OF GOD AND OTHER FACTORS WHICH ARE BEYOND THE CONTROL OF THE COMPANY AND ITS OWNERS. THE COST OF OPERATING THE BUSINESS COULD IN FUTURE YEARS EXCEED ITS OPERATING INCOME. IN SUCH EVENT, THE COMPANY WOULD HAVE TO OBTAIN ADDITIONAL FUNDS TO CONTINUE THE OPERATION OF THE BUSINESS AND TO PREVENT DEFAULT IN THE COMPANY'S OBLIGATIONS TO CREDITORS.

     5. Notice to Purchasers; Non-Registration of Securities. THE UNDERSIGNED ACKNOWLEDGES THAT THE SECURITIES WHICH ARE THE SUBJECT OF THIS SUBSCRIPTION ARE NOT CURRENTLY REGISTERED, THAT THE ISSUER HAS NO INTENTION OF REGISTERING THEM UNDER FEDERAL LAW (THE SECURIES ACT OF 1933) OR UNDER THE LAW OF ANY STATE, INCLUDING BUT NOT LIMITED TO REGISTERING THE SAME WITH THE SUPERINTENDENT OF BANKING PURSUANT TO THE REVISED MAINE SECURITES ACT OF THE STATE OF MAINE, AND THAT THIS TRANSACTION OFFERS THE UNDERSIGNED NO MECHANISM BY WHICH TO COMPEL THEIR REGISTRATION, THE SECURITIES HAVING BEEN ISSUED PURSUANT TO THE PROVISIONS OF CERTAIN EXEMPTIONS PROM FEDERAL STATUTORY AND REGULATORY REGISTRATION REQUIREMENTS, AND FROM THE STATE OF MAINE REGISTRATION REQUIREMENTS AND THE REGULATIONS RELATING THERETO. AS SUCH, THIS SECURITY MAY NOT BE TRANSFERRED UNLESS PURSUANT TO REGISTRATION UNDER STATE OR FEDERAL SECURITY LAWS OR UNLESS AN EXEMPTION EXSISTS UNDER SUCH LAWS. THE UNDERSIGNED RECOGNIZES THE SPECULATIVE ASPECTS AND THE RISKS OF LOSS ASSOCIATED WITH THIS INVESTMENT, AND REPRESENTS

THAT THE SECURITIES SUBSCRIBED FOR HEREIN CONSTITUTE AN INVESTMENT WHICH IS SUITABLE FOR AND CONSISTENT WITH HIS/HER/ITS INVESTMENT PROGRAM, THAT HIS/HER/ITS FINANCIAL POSITION ENABLES HIMIHER/IT TO BEAR THE RISKS OF THIS INVESTMENT, AND THAT HIS/HER/ITS FORESEEABLE INCOME IS SUFFICIENT TO MEET HIS/HER/ITS NEEDS RECOGNIZING THE LACK OF LIQUIDITY IN THIS INVESTMENT.

     6. Business Sophistication. The undersigned hereby warrants and represents that he/she/it has such knowledge and experience in financial matters and business matters to be capable of evaluating the merits and risks of an investment in the Company.

     7. Company's Reliance. The undersigned understands the significance to the Company of the acknowledgments, representations, and warranties of the undersigned in this Agreement, and the undersigned makes such acknowledgments, representations and warranties with the intention that the Company will rely upon them.

     8. Representations Survive Issuance. The acknowledgments, representations, warranties and agreements in this Agreement shall remain operative and in full force and effect and shall survive the payment for and delivery of the securities subscribed for herein.

9. No Public Market for Securities. The undersigned is aware that there is no public market for the securities, that it may not be possible to liquidate his/her/its investment in the Company, and that the undersigned may be required to bear the financial risks of this investment for an indefinite period of time.

     10. Opportunity to Pose Questions. The undersigned acknowledges that the Company has made available to him/her/it an opportunity to ask questions of and receive answers from the Company concerning the terms and conditions of the offering and to obtain additional information. 11. Important Notices. The undersigned hereby acknowledges receipt of the following notices:

A. The undersigned is not to construe the contents of this Subscription as legal or investment advice. THE UNDERSIGNED SHOULD CONSULT HIS/HER/ITS OWN LEGAL COUNSEL, ACCOUNTANT, OR BUSINESS ADVISOR AS TO THE LEGAL, TAX AND RELATED MATTERS CONCERNING HIS/HER/ITS POSSIBLE INVESTMENT IN THE SECURITIES OFFERED HEREBY. THE DELIVERY OF THIS MEMORANDUM AT ANY TIME DOES NOT IMPLY THAT THE INFORMATION CONTAINED HEREIN IS CORRECT AS OF ANY TIME SUBSEQUENT TO THE DATE HEREOF.

B. The undersigned is free to request from the Company copies of any documents or instruments which the undersigned deems material to his/her/its investment decision.

C. The undersigned acknowledges that it is his/her/its responsibility to satisfy himself/herself/itself as to the Federal (as well as State and local) tax consequences of purchasing securities by obtaining advice from his/her/its own tax counsel.

     12. Governing Law. This Agreement shall be subject to and be governed by the laws of the State of Maine, and all questions and issues concerning the meaning and intention of the terms of this Agreement, and the validity and performance thereof, shall be adjusted and resolved in accordance with the laws of the State of Maine. All disputes shall be resolved in courts of the State of Maine and in federal courts located in the State of Maine.

     13. Amendment. This Amendment may not be and shall not be deemed or construed to have been modified, amended, rescinded, canceled or waived, in whole or in part, except by written instrument signed by the parties hereto which expressly refers to this Agreement

     14. Accredited Status. The undersigned represents and warrants as follows [check all applicable entries]:

     (a) The undersigned is an individual with a net worth, or a joint net worth together with his or her spouse, in excess of $1,000,000. (In calculating net worth, you may include equity in personal property and real estate, including your personal residence, cash, short-term investments, stock and securities. Equity in personal property and real estate should be based on the fair market value of such property minus debt secured by such property).

     (b) The undersigned is an individual with income in excess of $200,000 in each of the prior two years and reasonably expects income in excess of $200,000 in the current year.

     (c) The undersigned is an individual who, with his or her spouse, had joint income in excess of $300,000 in each of the prior two years and reasonably expects joint income in excess of $300,000 in the current year.

     (d) The undersigned is a director or executive officer of the Company.

     15. NASD Affiliation. The undersigned is not affiliated or associated, directly or indirectly, with a National Association of Securities Dealers, Inc. ('NASD") member firm or person.

     16. Miscellaneous

     (a) Manner in which title is to be held: (check one)
                  ___      Individual Ownership
___      Joint Tenants with Right of Survivorship
___      Tenants in Common
         ___      Other ------------------------------------------------
         (describe)

     (b) The undersigned agrees that the undersigned understands the meaning and legal consequences of the agreements, representations and warranties contained herein, agrees that such agreements, representations and warranties shall survive and remain in full force and effect after the execution hereof, and further agrees to indemnify and hold harmless the Company, each current and future officer, director, employee, agent, and Manager from and against any and all loss, damage or liability due to, or arising out of, a breach of any agreement, representation or warranty of the undersigned contained herein.

     (c) The undersigned agrees to furnish to the Company or the Agent, if applicable, upon request, such additional information as may be deemed necessary to determine the undersigned's suitability as an investor.

     17. Accuracy. The undersigned hereby affirms, represents, and warrants to the Company and its Officers, Directors, employees, agents, and Managers that the information contained herein is true, correct, accurate and complete and may be relied upon for purposes of determining the availability of an exemption from registration for the offer and sale of the Debentures. Dated this ------- day of ----------, 1999.

Subscriber

         ---------------------------------------------
Print Name: ------------------------------


Acceptance of Subscription

The Company accepts the subscription of the above-named Subscriber.



         Acadia National Health Systems, Inc.



                  By: -----------------------------------------
                      Print Name: ----------------------------
                      Its:----------------------------------------

     Exhibit 99 PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD LOOKING STATEMENTS

In passing the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), 15 U.S.C.A. Sections 77z 2 and 78u 5 (Supp. 1996), Congress encouraged public companies to make "forward looking statements" by creating a safe harbor to protect companies from securities law liability in connection with forward looking statements. Acadia Group Inc. ("Acadia" or the "Company") intends to qualify both its written and oral forward looking statements for protection under the Reform Act and any other similar safe harbor provisions. "Forward looking statements" are defined by the Reform Act. Generally, forward looking statements include expressed expectations of future events and the assumptions on which the expressed expectations are based. All forward looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to those uncertainties and risks, the investment community is urged not to place undue reliance on written or oral forward looking statements of Acadia. The Company undertakes no obligation to update or revise this Safe Harbor Compliance Statement for Forward Looking Statements (the "Safe Harbor Statement") to reflect future developments. In addition, Acadia undertakes no obligation to update or revise forward looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Acadia provides the following risk factor disclosure in connection with its continuing effort to qualify its written and oral forward looking statements for the safe harbor protection of the Reform Act and any other similar safe harbor provisions. Important factors currently known to management that could cause actual results to differ materially from those in forward looking statements include the disclosures contained in the Quarterly Report on Form 10-QSB to which this statement is appended as an exhibit and also include the following:

SUBSTANTIAL LEVERAGE; ABILITY TO SERVICE DEBT

Acacia has substantial indebtedness and, as a result, significant debt service obligations. Acacia's ability to make payments on its debt obligations will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Acacia's control. If Acacia is unable to service its indebtedness, it will be required to adopt alternative strategies, which may include actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms. The degree to which the Company is leveraged could have important consequences, including: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes may be impaired;
(ii) a substantial portion of the Company's cash flow from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations; (iii) the Company's existing indebtedness contains, and future financings are expected to contain, financial and other restrictive covenants, including without limitation those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets, capital expenditures, and prepayment of indebtedness and those requiring maintenance of minimum net worth, minimum EBITDA and minimum interest coverage and limiting leverage; (iv) certain of the Company's borrowings are and will continue to be at variable rates of interest which expose the Company to the risk of increases in interest rates; and (v) the Company may be more leveraged than certain of its competitors, which may place the Company at a relative competitive disadvantage and make the Company more vulnerable to changes in its industry and changing economic conditions. As a result of the Company's level of indebtedness, its financial capacity to respond to market conditions, extraordinary capital needs and other factors may be limited.

ACADIA HAS SIGNIFICANTLY CHANGED ITS BUSINESS MODEL
In late 1999, Acadia formed a newly formed an Internet subsidiary WorldLecture.com and transferred its business management services operation to another wholly owned subsidiary, Acadia National Health Systems. Acadia implemented its change in corporate structure to reposition Acadia as an incubator for entrepreneurs and start-up companies. Due to these recent significant changes, Acadia is subject to the risk that Acadia will fail to implement its business model and strategy. This risk is heightened because Acadia's WorldLecture.com subsidiary is operating in the new and rapidly evolving e-commerce market. Acadia's historical results of operations do not reflect our e-commerce offerings. Consequently, Acadia's historical operating results and pro forma financial information may be an accurate indication of how Acadia will perform in the future.

LITIGATION AND GOVERNMENT INVESTIGATIONS

Numerous federal and state civil and criminal laws govern medical billing activities. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. The Company and its clients from time to time anticipate that they will receive in the future, official inquiries (including subpoenas, search warrants, as well as informal requests) concerning particular billing practices related to the Company and its many clients.

EVOLVING INDUSTRY STANDARDS; RAPID TECHNOLOGICAL CHANGES

The market for the purchase of products and services over the Internet is a new and emerging market. As an Internet commerce business, Acadia's future revenues and profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as a medium for commerce by consumers and sellers. If acceptance and growth of Internet use does not occur, Acadia's business and financial performance will suffer. Rapid growth in the use of and interest in the Internet and other online services is a recent phenomenon. This growth may not continue. A sufficiently broad base of consumers may not adopt or continue to use, the Internet as a medium of commerce. Demand for and market acceptance of recently introduced products and services over the Internet are subject to a high level of uncertainty, and there are few proven products and services. For Acadia's WorldLecture.com to grow, professionals who historically satisfied their continuing education requirements through traditional means, such as attending classroom lectures or conferences, must embrace the delivery of such services via the Internet.

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. Acadia's success will depend upon the development and maintenance of the Internet's infrastructure to cope with this increased traffic. This will require a reliable network backbone with the necessary speed, data capacity and security, and the timely development of complementary products, such as high-speed modems, for providing reliable Internet access and services. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure and could face such outages and delays in the future. Outages and delays are likely to affect the level of Internet usage generally, as well as our ability to provide services to Acadia's WorldLecture.com and Acadia National Health Systems customers. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards to handle increased levels of activity or due to increased government regulation. The adoption of new standards or government regulation may, however, require Acadia to incur substantial compliance costs.

The success of Acadia's subsidiary Acadia National Health Systems will depend in part upon Acadia National Health Systems' continued ability to enhance its existing products and services, to introduce new products and services quickly and cost effectively to meet evolving customer needs, to achieve market acceptance for new product and service offerings and to respond to emerging industry standards and other technological changes. There can be no assurance that Acadia, through Acadia National Health Systems, will be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that competitors of Acadia will not develop competitive products, or that any such competitive products will not have an adverse effect upon Acadia's operating results. Acadia National Health Systems' intends further to refine, enhance and develop certain of its existing software and billing systems and to change all of the its billing and accounts receivable management services operations over to its most proven software systems and technology to reduce the number of systems and technologies that must be maintained and supported. Moreover, management intends to continue to implement "best practices" and other established process improvements in its operations going forward. There can be no assurance that Acadia National Health Systems will be successful in refining, enhancing and developing its software and billing systems going forward, that the costs associated with refining, enhancing and developing such software and systems will not increase significantly in future periods, that Acadia National Health Systems will be able successfully to migrate Acadia National Health Systems' billing and accounts receivable management services operations to its most proven software systems and technology or that its existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace.

YEAR 2000

It is possible that the Company's currently installed computer systems, software products or other business systems, or those of the Company's customers, vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the year 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company has conducted a review of its business systems, including its computer systems, and is querying its customers, vendors and resellers as to their progress in identifying and addressing problems that their computer systems may face in correctly interrelating and processing date information as the year 2000 approaches and is reached. Through its review, the Company has identified a number of older legacy systems that will be abandoned in favor of a limited number of more efficient processing systems, rather than make all the systems Year 2000 compatible. Customers, vendors and resellers have been identified and requests for information distributed regarding the Year 2000 readiness of such parties. The estimated cost of the Company's Year 2000 efforts is $25,000 to $30,000 over 1998 and 1999, the majority of which represents redirection of internal resources. However, there can be no assurance that the Company will identify all such Year 2000 problems in its computer systems or those of its customers, vendors or resellers in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, financial condition and results of operations. The revenue stream and financial stability of existing customers may be adversely impacted by Year 2000 problems, which could cause fluctuations in the Company's revenue. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected such problems.


COMPETITION; INDUSTRY AND MARKET CHANGES

The business of providing billing and management services to physicians and hospitals is highly competitive. Acadia competes with certain national and regional physician and hospital reimbursement organizations and billing businesses (including local independent operating companies), certain national information and data processing organizations and certain physician groups and hospitals that provide their own business management services. Potential industry and market changes that could adversely affect the billing aspects of Acadia's business include (i) a significant increase in managed care providers relative to conventional fee for service providers, potentially resulting in substantial changes in the medical reimbursement process, or the Company's failure to respond to such changes and (ii) new alliances between healthcare providers and third party payors in which healthcare providers are employed by such third party payors. The business of providing application software, information technology and consulting services is also highly competitive and Acadia faces competition from certain national and regional companies in connection with its technology operations. Certain of Acadia's competitors have longer operating histories and greater financial, technical and marketing resources than Acadia. There can be no assurance that competition from current or future competitors will not have a material adverse effect upon Acadia. The Company's business is affected by, among other things, trends in the U.S. healthcare industry. As healthcare expenditures have grown as a percentage of the U.S. Gross National Product, public and private healthcare cost containment measures have applied pressure to the margins of healthcare providers.

Historically, some healthcare payors have paid the prices established by providers while other healthcare payors, notably government agencies and managed care companies, have paid less than established prices (in many cases less than the average cost of providing the services). As a consequence, prices charged to healthcare payors willing to pay established prices have increased in order to recover the cost of services purchased by government agencies and others but not paid for by them (i.e., "cost shifting"). The increasing complexity in the reimbursement system and assumption of greater payment responsibility by individuals have caused healthcare providers to experience increase accounts receivable and bad debt levels and higher business office costs. Healthcare providers historically have addressed these pressures on profitability by increasing their prices, by relying on demographic changes to support increases in the volume and intensity of medical procedures and by cost shifting. Notwithstanding the providers' responses to these pressures, management believes that the revenue growth rate experienced by certain of the Company's clients continues to be adversely affected by increased managed care and other industry factors affecting healthcare providers in the United States. At the same time, the process of submitting healthcare claims for reimbursement to third party payors in accordance with applicable industry and regulatory standards continues to grow in complexity and to become more costly. Management believes that these trends have adversely affected and could continue to adversely affect the revenues and profit margins of the Company's operations.

GOVERNMENTAL INVESTIGATORY RESOURCES AND HEALTHCARE REFORM

The federal government in recent years has placed increased scrutiny on the billing practices of healthcare providers and related entities, and particularly on possibly fraudulent billing practices. This heightened scrutiny has resulted in a number of high profile civil and criminal investigations, lawsuits and settlements. In 1996, Congress enacted the Health Insurance Portability and Accounting Act of 1996, Pub. L. No. 104 191, 1996 U.S.C.C.A.N. (110 Sat. 1936)
(codified in scattered sections of the United States Code, including 18, 26, 29 and 42 U.S.C.), which includes an expansion of provisions relating to fraud and abuse, creates additional criminal offenses relating to healthcare benefit programs, provides for forfeitures and asset freezing orders in connection with such healthcare offenses and contains provisions for instituting greater coordination of federal, state and local enforcement agency resources and actions. In recent years, the focus of healthcare legislation has been on budgetary and related funding mechanism issues. Both the Congress and the Clinton Administration have made proposals to reduce the rate of increase in projected Medicare and Medicaid expenditures and to change funding mechanisms and other aspects of both programs. In late 1995, Congress passed legislation that would substantially reduce projected expenditure increases and would make significant changes in the Medicare and Medicaid programs. Acadia cannot predict the effect of pending legislation, if adopted, on its operations. A number of states in which Acadia has operations either have adopted or are considering the adoption of healthcare reform proposals at the state level. Acadia cannot predict the effect of proposed state healthcare reform laws on its operations. Additionally, certain reforms are occurring in the healthcare market, including certain employer initiatives such as creating purchasing cooperatives and contracting for healthcare services for employees through managed care companies (including health maintenance organizations), and certain provider initiatives such as risk sharing among healthcare providers and managed care companies through capitated contracts and integration among hospitals and physicians into comprehensive delivery systems. Consolidation of management and billing services through integrated delivery systems may result in a decrease in demand for Acadia National Health Systems billing services for particular physician practices.

EXISTING GOVERNMENT REGULATION

Existing government regulation can adversely affect the business of Acadia's subsidy through, among other things, its potential to reduce the amount of reimbursement received by Acadia National Health System's clients for healthcare services. Acadia's medical billing activities are also governed by numerous federal and state civil and criminal laws. In general, these laws provide for various fines, penalties, multiple damages, assessments and sanctions for violations, including possible exclusion from Medicare, Medicaid and certain other federal and state healthcare programs. Submission of claims for services or procedures that are not provided as claimed, or which otherwise violate the regulations, may lead to civil monetary penalties, criminal fines, imprisonment and/or exclusion from participation in Medicare, Medicaid and other federally funded healthcare programs. Specifically, the Federal False Claims Act allows a private person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and for such person to share in any amounts paid to the government in damages and civil penalties. Successful plaintiffs can receive up to 25 30% of the total recovery from the defendant. Such qui tam actions or "whistle blower" lawsuits have increased significantly in recent years and have increased the risk that a company engaged in the healthcare industry, such as Acadia and many of its customers, may become the subject of a federal or state investigation, may ultimately be required to defend a false claims action, may be subjected to government investigation and possible criminal fines, may be sued by private payors and may be excluded from Medicare, Medicaid and/or other federally funded healthcare programs as a result of such an action. Some state laws also provide for false claims actions, including actions initiated by a qui tam plaintiff. Any such proceeding or investigation could have a material adverse effect upon the Company. There can be no assurance that current or future government regulations or healthcare reform measures will not have a material adverse effect upon Acadia's business.

VOLATILITY OF STOCK PRICE

Acadia believes factors such as the Company's liquidity and financial resources, the general volatility of Internet related stocks, healthcare reform measures and quarter to quarter and year to year variations in financial results could cause the market price of Acadia Common Stock to fluctuate substantially. Any adverse announcement with respect to such matters or any shortfall in revenue or earnings from levels expected by Management could have an immediate and material adverse effect on the trading price of Acadia Common Stock in any given period. As a result, the market for Acadia Common Stock may experience material adverse price and volume fluctuations and an investment in the Company's Common Stock is not suitable for any investor who is unwilling to assume the risk associated with any such price and volume fluctuations.