Form 10QSB
period 2000-03-31
ACADIA GROUP INC
filed 2000-05-19
CIK 1026491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

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

Common Stock, $0 Par Value - 11,585,125 shares as of March 31, 2000.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements



                      ACADIA GROUP, INC., AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                              Three months ended        Six months ended
                                            March 31      March 31     March 31     March 31

                                             ________      ________     ________     ________
                                               2000           1999         2000          1999
                                             ________       ________     ________     ________

Sales                                     $   380,590     $  606,537  $  775,285    $ 1,129,644

Operating Expenses                        $ 1,596,140     $  607,307   $ 2,751,316  $ 1,119,237
                                         ---------------   ------------  ------------  -----------

Net Operating Income (loss)               $(1,215,550)     $    (770)   $(1,976,031) $   10,407
Other Income/(Expense), Net               $   (11,476)     $      -        (476)  $           -
                                         ---------------   ------------- ----------    --------------

Net Income (Loss) Bef. Tax                $(1,227,026) $     (770)   $ (1,976,507)$      10,407

(Provision for)
Income Taxes                              $  184,915  $                    372,505      $   -

Net Income (loss)                           (1,042,111)  $    (770)      (1,604,002)$      10,407
                                              ===========   ===========  ===========  ===========

Net Income (loss)
Per Common Share                          $    (.11325)  $   (0.00008) $  (.14252)$      .00113
Weighted Average Number
of Common Shares
Outstanding                                  9,201,974      9,209,774     11,255,302    9,205,831
See Accompanying
Notes to Financial Statements


                                            -----------   -----------  -----------  -----------


                      ACADIA GROUP, INC., AND SUBSIDIARIES
                                 BALANCE SHEETS

                                                     March 31, 2000         September 30, 1999
                                                     (Unaudited)                (Note)
Current Assets:
  Cash and Cash Equivalents                          $   211,794          $    19,037
  Accounts receivable                                1,076,929             1,080,881
  Income taxes receivable                                2,226                22,226
  Note receivable                                       30,795                 23,676
  Prepaid expenses                                      97,523               116,356
  Deferred income taxes                                37,000                   7,500
  Inventory                                            7,501
                                                     -------------     ----------------
  Total Current Assets                               $1,483,768          $  1,269,676

Property & Equip.:
  Cost                                               $ 1,676,393            769,491
  Less Accum. Depr.                                      (296,348)          (186,509)
                                                     ---------------     -----------
                                                     $ 1,380,045         $  582,982
Other Assets:
  Covenant not to compete                         160,840              180,579
  Deferred financing costs                            4,374             16,331
  Goodwill, net                                      57,903              66,376
  Organizational costs                                0                16,279
  Note receivable                                       0                4,166
  Deferred taxes - long term                      598,415               226,000
  Licenses and
  Intangible assets, net                                                  3,043
                                                ------------           ----------
      Total other assets                             824,575            509,731

Total Assets                                       $ 3,688,388       $ 2,362,389
                                                  ===========        ===========
Current liabilities:
  Accounts payable                               $ 1,319,839        $    178,504
  Current portion of debt                       2,084,706              1,136,715
  Current portion of Leases                         86,700               86,700
  Accrued expense                                 224,804                75,916
  Overdraft payable                                                       1,382
  Other                                               730                 0
                                            -----------            -----------
Total current liabilities                   $ 3,716,779         $ 1,479,217

Long term liabilities:
  Deferred Taxes                             $     15,500            $    15,500
  Long Term Debt,
     excluding current portion                   173,168                331,943
  Obligations under
     Capital leases                               75,759                 84,937
  Accrued expense non-compete                    105,286
                                           ----------------           -----------
Total long term liabilities                      369,713                432,380

Total Liabilities                            $ 4,086,494           $ 1,916,597
                                             ___________            ___________


Stockholders' Equity (deficit):
  Common Stock, no par value               $ 3,773,155          $  1,050,114
  Paid In Capital                              41,992               41,992
  Unearned stock bonus
     Compensation                          (1,967,937)
  Retained Earnings                         (2,245,316)             (641,314)
(accumulated deficit)
                                        -------------            ---------------
Total Stockholders'                     $  (398,106)         $   450,792
Equity (deficit)
                                        ---------------            -----------
Total Liabilities &
Stockholders' Equity                    $ 3,688,388          $ 2,362,389
                                        ==========            ===========

Note: The balance sheet at September 30, 1999 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying  Notes to Financial Statements.

                                       ACADIA GROUP, INC., AND SUBSIDIARIES
                                             STATEMENTS OF CASH FLOWS
                                                   YEAR TO DATE
                                         MARCH 31, 2000 AND MARCH 31, 1999
                                                     (Unaudited)

                                                 Six Months Ending     Six Months Ending
                                                      March  31              March 31
                                                      2000                       1999
                                                      -----------------     -----------------

Net Income (Loss)                                        $ (1,604,002)           $    10,407
Before Tax

Depreciation & amortization                                   144,396                50,422
Stock issued before tax                                       153,937
as compensation
Decrease (increase) in
   Accounts Receivable                                          3,952             (356,315)
   Other Current  Assets                                        4,213               (13,916)
   Other Non-current Assets                                    56,448                    0
Increase (decrease)
  Accounts Payable                                            1,141,336               183,426
  Other Current Liabilities                                     (24,565)             (16,714)
                                                         -----------------     -----------------
Total Adjustments                                            1,479,717               (153,097)

Net Cash (Used for) Provided
  By Operating Activities                                   $  (155,285)          $(142,690)

Investment Activities
  Additions net: Property plant
    and equipment                                                (906,902)          (70,700)

Financing Activities
  Issuance of common stock                                        600,000
  Net increase (repayment notes
     and leases)                                                  654,944            210,861
                                                            -----------------     -----------------

Net Increase (Decrease) in                                     $   192,757          $    (2,529)
  Cash & Cash Equivalents

Cash & Cash Equivalents:
  Beginning of Period                                             19,037                2,529

  End of Period                                                 $ 211,794           $      0
                                                               =================     =================

See Accompanying
 Notes to Financial
 Statements

                      ACADIA GROUP, INC., AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000

     Note 1. Summary of Significant Accounting Policies The accompanying consolidated financial statements have been prepared by Acadia Group, Inc. ("Acadia" or "the Company") in accordance with Generally Accepted Accounting Principles for interim financial information and Securities Exchange Commission instructions to Form 10-QSB and Rule 310 of Regulation S-B. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended September 30, 1999 which are contained in the Company's Annual Report on Form 10-KSB. The results for the six month period ending March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

     Certain 1999 balances have been changed to conform with fiscal year 2000 presentations.
Earnings Per Share
     Earnings per share are based upon the weighted average number of common shares outstanding during the year as adjusted to reflect a pooling of assets executed by the Company during November 1999. Common stock equivalents outstanding are antidilutive and include convertible debentures and warrants, see Note 4. Convertible Debentures and Promissory Notes and Note 14. Subsequent Events respectively.

Property and Equipment

     Property and equipment are stated at cost and are being depreciated using straight-line and accelerated methods over the estimated useful lives of the assets, which are generally five years for computer hardware and software and range from seven to fifteen years for furniture, fixtures and equipment. Leasehold improvements are amortized using the straight-line method over fifteen years

Covenant Not to Compete

     The covenant not to compete is being amortized using the straight line method over the five year term of the agreement.
Deferred Costs

     Deferred financing costs are being amortized over the five year term of the loan.

Goodwill

     Goodwill in the amount of $84,735 arose from the acquisition of Northeast Medical Billing Group. It is being amortized on a straight-line basis over five years, based on the duration of the non-competition agreement. At each balance sheet date, the Company evaluates the reliability of goodwill based upon expectations of non discounted net cash flows of the related business unit. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at March 31, 2000.

Advertising

     The Company expenses advertising as incurred. Advertising expense was $477,000 and $64,286 for the period and year ending March 31, 2000 and September 30, 1999 respectively.
Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the change is enacted. The Company has provided valuation allowances for deferred tax assets since realization of these future benefits is not sufficiently assured.

Revenue Recognition

     Revenue includes fee income received as a third party biller for processing health care provider claims. Revenue is recognized when claims have been submitted for payment to the insured's carrier and includes estimates for adjustments.

     The Company receives subscription based revenue whereby a subscriber will prepay for varying levels of continuing medical education during the following 12 months. The Company defers subscription revenue and amortizes amounts received over the length of the subscription on a straight line basis.

Note 2.  Pooling-Of-Interests.

     On November 19, 1999, Acadia (d/b/a Acadia Business Group, Inc.) (f/k/a Acadia National Health Systems, Inc.) completed a merger with WorldLecture.com, Inc. (d/b/a MedLecture.com), and Acadia Merger Holding Company, which changed its name to Acadia National Health Systems, Inc. The merger was accounted for as a pooling-of-interests. As a result of the merger, Acadia Group, Inc. was formed as a parent company and established two wholly owned subsidiaries; WorldLecture.com, Inc. an Internet e-Commerce company and Acadia National Health Systems, Inc., a medical billing and management services organization. Under the reorganization, Acadia operates as a venture capital incubator company to provide capital and management services to prospective emerging growth entities. In exchange for one hundred percent of the outstanding shares of MedLecture.com, Inc., Acadia issued 5,363,987 shares of common stock. The transaction did not result in a significant change to the Company's financial position and results of operations. Cumulative losses for MedLecture.com, Inc. of $20,000 were recorded as a result of the pooling.

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

Note 3. Commitments to Management

As part of the merger with MedLecture.com, stock was issued to senior management to satisfy prior commitments and to retain key senior executives. A non-cash expense of $97,224 was recorded as part of the Company's Stock Bonus
plan.  See  Note 12,   Stock-based  Compensation  Plans  and  Other
Compensation.

Note 4.  Convertible Debentures and Promissory Notes

On November 1, 1999, Acadia issued $600,000 convertible debentures as an equity raise to subscription investors pursuant to Rule 504 of the Securities Act of 1933, as amended (the "Act") which were contingent upon the merger of MedLecture.com, Inc., a Maine Corporation, with and into WorldLecture.com, Inc., a subsidiary of Acadia closing on or before April 1, 2000. The holder of the debenture had the privilege to convert the debentures into common voting shares of Acadia at a purchase price of eighty percent (80%) of the offering price for the shares of Acadia as of October 7, 1999 (i.e. 80% of $.875 = $.70 exercise price). Notwithstanding the foregoing, in the event that the merger was not consummated and/or Acadia did not approve the conversion and/or the conversion privilege was not exercised on the effective date of the merger (i.e. November 19, 1999), the holders privilege to convert was deemed null and void ab initio. On November 19, 1999, the merger was consummated, Acadia approved the conversion and all subscription investors exercised their conversion privilege with the Company. In connection with the conversion of such debentures, the Company issued 857,151 shares of common voting stock. All shares of stock issued upon conversion are subject to Rule 144 restrictions.

     On January 18, 2000, Acadia issued $450,000 and $50,000 convertible debentures to officers of the company and a member of the board of directors, respectively. The debentures were issued as bridge financing to fund the Company's operations until the Company's Private Placement broke escrow but no later than December 31, 2000, see related Note 17. Subsequent Events. The debentures may be converted into the Company's Common Stock at a price of $3.09 per share. The debentures bear a cost of 12 points which is payable in full with the principal from the proceeds of the Corporation's Rule 506 Equity Raise of up to Ten Million Dollars.

     On February 25, 2000 and March 17,2000, Acadia issued $200,000 and $100,000 Promissory Notes, respectively to officers of the Corporation. The notes were issued as bridge financing to fund the Company's operations until the Company's Private Placement broke escrow but no later than December 31, 2000, see related
Note 5. Future issuance of Common Stock and Note 17. Subsequent Events. The notes bear interest of 14% which is payable in full with the principal from the proceeds of the Corporation's Rule 506 Equity Raise of up to Ten Million Dollars.

Note 5.  Future issuance of Common Stock

     The firm has engaged Advest, Inc., an investing bank, as placement agent to offer a minimum of 1,052,632 shares of Common Stock of the Company to a maximum of 2,105,263 shares at $4.75 per share to prospective investors who are accredited under Regulation D of the Securities Act. Common Stock. The offering is a best efforts offering by the placement agent. The use of those funds will be used to facilitate the business of the Company. See Note 17. Subsequent Events.

Note 6. Net Income Per Common Share

     Computation of net income per common share is based on the weighted average number of shares outstanding during such periods, after restating shares outstanding in accordance with reporting for a pooling, see Note 2 Pooling-Of-Interests. These amounted to 11,255,302 shares for the six months ending March 31, 2000 and 9,201,974 shares for the three months ended March 31, 2000.
Note 7. Bank Financing

     The total of lines of credit drawn upon (outstanding) as of March 31, 2000 was $1,250,000 on a $1,250,000 line of credit as compared to $512,273 on a $650,000 demand line limit as of March 31, 1999. The $1,250,000 revolving line of credit is payable on demand and expires on April 30, 2000. The line calls for monthly interest payments on the outstanding loan balance at prime plus 1%. The line of credit is collateralied by all corporate assets and is also guaranteed by two shareholders of the Company.

     A note payable to a bank, is due in monthly installments of $5,207, including interest, through June 2004 and is collateralized by all corporate assets.

Note 8. Leases

     A total of $25,000 of equipment was acquired at various times from September 30, 1999 to March 31, 2000 under capital leases. Capital lease obligations at March 31, 2000 total amount to a future value of $244,000.
Note 9. Majority Stockholders

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2000 (i) all executive officers and directors, and (ii) each person known by the Company to own beneficially more than 5% of the outstanding common stock. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.



Name                      Position                               Shares                       % Owned
Emile L. Clavet           Chairman of the Board               1,310,476(i)                     11.0%
79 Shepley Street
Auburn, ME 04210

Kevin B. Dean             Director, Executive VP              1,310,476(i)                     11.0%
98 Davis Avenue           Business Development and
Auburn, ME 04210          Treasurer

Douglas Farrago           Director, Member Officer            2,478,080                        21.3%
94 Shepley Street         Executive VP Medical
Auburn, ME 04210           Informatics

Paul W. Chute             Beneficial Owner                    1,081,340                         9.3%
76 N. Withman Road
Buckfield, ME 04220

John W. Holt, Jr.         Chief Executive Officer               190,000                         1.6%
15 Birchwood Road         and President
Cape Elizabeth, ME
04107

John F. Raden             Executive Vice                        216,000                         1.8%
RR 1 Box 2309C            President Mergers
Kingfield, ME 04947       and Acquisitions

Judith M. Brown           Director                               40,000                          .3%
1853 Mar West
Tiburon, CA 94920

John L. Crispin           Director                               68,000                          .5%
3 Pond Ridge Road
Lewiston, ME 04240

Richard H. Hooper         Executive Vice President              178,000                         1.5%
212 Hooper Ledge Road     Internal Affairs
South Paris, ME 04281

Margaret M. Heath         Secretary                             205,493                         1.7%
357 Harris Hill Road
Poland, ME 04274

Jacquelyn J. Magno        Beneficial Owner                      785,350                         6.7%
124 Fairway Drive                                            __________
Auburn, ME 04210                                              7,863,215

Includes 142,858 shares of the Company's stock beneficially owned by Diamond Properties, Inc. a Maine
Corporation.  Messrs. Clavet and Dean are officers and controlling shareholders of Diamond Properties, Inc.

Note 10.  Accounts Receivable and Advances

     Within accounts receivable are trade accounts receivable and advances of $554,857 and $538,219 respectively as of March 31, 2000 as compared to $561,330 and $612,926 as of March 31, 1999.

     The Company has arrangements with certain customers whereby the Company advances cash to the customers based on their outstanding accounts receivable. The Company then assumes the responsibility for billing and collecting such receivables, which have been pledged as collateral.

Note 11. Retirement Plan

During 1999 the Company adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) savings plan covers substantially all employees who meet certain minimum service and age requirements. Participant may contribute up to 15% of their annual compensation to the plan, not to exceed $7,000. At its discretion, the Company may make matching contributions, subject to certain limitations. The Company made no contribution for the period ending March 31, 2000.

Note 12. Stock-based Compensation Plans and Other Compensation

     During fiscal year 1999, the Company adopted two stock-based compensation plans that were adopted by the Board of Directors on March 5, 1999 and approved by the stockholders on November 19, 1999. The plans were later amended at the March 9, 2000 meeting of the Board of Directors. The plan reserves of restricted common voting stock at no par value are 700,000 within the Restricted Stock Bonus Plan and 500,000 within the Simple Restricted Stock Option Plan and are available to key employees of the Company under the Act. The plans are administered by the Audit and Compensation Committee of the Board of Directors.

     Prior to the current fiscal year, 197,000 shares of restricted common voting stock of the Stock Bonus Plan had been issued and were fully vested. During the first quarter ending December 31, 1999 there were 350,000 shares issued from the Company's plan pursuant to a November 19, 1999 Board of Directors vote. The Company applies APB Opinion 25 and related interpretations in accounting for the plan. The stock-based compensation is accrued over a vesting period, beginning upon the date shares are granted. The Board of Directors may curtail an employee's vesting period under certain significant circumstances as outlined in the plan. Stock bonus compensation charged against income for the period was $153,937 and includes estimates made my management concerning an employee completing the vesting period.

No options have been granted as of March 31, 2000 under the Simple Restricted Stock Option Plan. Options under the plan are exercisable in installments; however, no options are exercisable within one year or later than ten years from the date of grant.

     Shares issued under either the Stock Bonus Plan and Stock Option Plan vest with employees based upon a vesting schedule unique to each individuals grant. The vesting periods may range from zero to 5 years, whereby the Company may decide the percentage that vest each year. Those shares that have been issued and are not vested are vesting over a 4 year vesting schedule whereby stock bonus expense accrual includes estimates whereby not all shares will vest. The dollar amount of unearned stock bonus compensation as of March 31, 2000 was $1,967,937.

Note 13. Severance and Non-compete Agreement

     The Company entered into an agreement with an officer and major stockholder upon termination of the individual's employment with the Company on May 4, 1999. The individual has agreed not to compete with the Company for a term of five years beginning May 4, 1999 and ending April 30, 2004. In return, the Company will provide weekly compensation and continuation of certain benefits through April 30, 2004. The liability recorded represents the present value of the remaining compensation discounted at 9.25%, the Company's borrowing rate at September 30, 1999.

Note 14 Reporting of Segments

     The Company consists and reporting is structured around the three legal entities that comprise the Corporation; Acadia Group, Inc. (Group), Acadia National Health Systems, Inc. (National) and Worldlecture.com, Inc. (Medlecture).


                                    Total              Group           National          Medlecture

Sales                               $  775,285       $ 0     $           774,354            $931
Inter-company sale                      0              0                     0             0
                                    -------------    -----------     -------------      -----------
Total Sales                            775,285           0              774,354         931

Operating Expenses                  2,751,316         980,004          1,092,107          679,205
                                    ------------     ----------    --------------       ----------
Operating Income  (loss)           (1,976,031)      (980,004)          (317,753)         (678,274)
Other Income (Expense), Net          (476)                                (476)
                                    -------------    -------------   ---------        -----------
Income  (loss) before tax           ( 1,976,507)      (980,004)        (318,229)         (678,274)

Corporate Tax (Benefit)               (372,505)      (372,505)            0                  0
                                    -------------    -------------   ------------- ------------
Net Income  (loss)                  (1,604,002)      (607,499)          (318,229)      (678,274)
                                    =========        ========          ========         =======

     The company has made investments to its infrastructure and for the development of the internet site for Medlecture.com. Amounts invested approximate; Group $10,000, National $20,000 and Medlecture $875,000. Prior year investment for Medlecture were immaterial. Note 15 Common Stock

     The shares of the Company are registered under the Securities and Exchange Act of 1934 and are subject to restrictions as prescribed under Rule 144 of the Act (the "Act"). Under the Act securities that are issued are subject to limitations from being traded. As of March 31, 2000 there were 11,585,125 shares issued and outstanding of which 1,639,397 are freely traded.

Note 16 Related Party

     The internet site of Medlecture.com is hosted and maintained by an internet service provider (ISP), whose President is also a member of the Board of Directors of the Company. Amounts paid to the ISP for the six months ending March 3, 2000 approximate $550, 000.

Note 17 Subsequent Events

Severance Agreement

     The Company entered into an agreement with an officer and major stockholder upon termination of the individual's employment with the Company on April 21, 2000. The agreement includes back pay, severance pay as well as reimbursement for expenses paid by the employee for the Corporation. The individual has agreed not to compete with the Company for a period of 39 months beginning May 1, 2000 and ending July 31, 2003. In return, the Company will provide weekly compensation and continuation of certain benefits through July 31, 2003.

Private Placement

     On April 26, 2000 the Corporation accepted subscriptions for 1,059,255 shares of its common stock at $4.75 per share from certain investors. The consideration paid for the shares by the subscribers included cash, and in certain instances, the cancellation of debt and other obligations of the Company. The transaction generated total gross proceeds of $3,585,000 and enabled the Company to cancel debt and other obligations in the aggregate amount of $1,450,000 owed to certain subscribers. The shares of common stock issued in the private placement are not registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. As part of the fees associated with the private placement the investment banker is to receive an undetermined amount of warrants for the Company's voting common stock.

Conversion of Severance and Non Compete Agreements

     As part of the private placement noted above, two former employees of the Corporation agreed to accept shares of common stock in Lieu of future cash payments as required by their severance and non compete agreements. The discounted value of obligations cancelled through their participation was approximately $770,000.

Conversion of Promissory Note

     As of March 31, 2000 a promissory note was outstanding to both the Chairman and Vice President of Mergers and Acquisitions, See related Note 4. Convertible Debentures and Promissory Notes. The promissory note with accrued interest, totaling $305,000 was converted to Common Stock as part of the Private placement on April 26, 2000.

Conversion of Fees and Accounts Payable

     As part of the private placement noted above, a vendor converted approximately $290,000 trade payables into common stock. Additionally, the investment banker facilitating the private placement accepted shares of the Company's stock in lieu of certain fees approximating $100,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND
         PLAN OF OPERATION

                      ACADIA GROUP, INC.
                          MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                March 31, 2000


RESULTS OF OPERATIONS:
======================
SIX MONTHS ENDING MARCH 31, 2000
=====================================

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

     The Company was originally organized in 1972 and re-organized in 1996 under the laws of the State of Colorado. In November 1999, the Company again reorganized to form a venture capital corporation. As part of the reorganization, the Company formed two wholly owned subsidiaries, Acadia National Health System, Inc. (National Health Systems") and WorldLecture.com,Inc. ("WorldLecture.com") The Company transferred its healthcare billing and management services to National Health Systems and operates e-commerce initiatives under the subsidiary, WorldLecture.com. The parent company, Acadia Group, Inc. ("Acadia") serves as a management and consulting resource to its subsidiaries. During the last six months Acadia has successfully recruited a management team with extensive experience in mergers and acquisitions, finance, real estate, business strategy and development, sales - marketing and branding, health services, human resources, funding, and legal.

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

     WorldLecture.com developed and executed a business model through MedLecture.com to facilitate continuing medical education (CME) by physicians through the Internet using video streaming technology. The model also utilizes exclusive contracts with content providers and strategic alliances with similar service providers and businesses in the healthcare industry. Management has identified other professions which also require continuing education and has initiated the replication of the MedLecture.com model to develop future Internet sites.

     Acadia National Health has completed a systems conversion designed to facilitate medical billing and management services. Acadia has spent the last two months of operation preparing for rapid sales growth and expansion. We have completely revised our operating policies, and installed a new financial management.

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

SALES

     Sales for the period were $775,284 as compared to $1,129,044 for the corresponding period in 1999. The decrease is due to the loss of a signifcant client.

OPERATING EXPENSES

Increases in operating expenses during the period were principally due to increased costs incurred to market and develop the MedLecture.com subsidiary.

OPERATING INCOME

NET INCOME

LIQUIDITY AND CAPITAL RESOURCES
     The Company's non-trade accounts receivable increased due to the growth of Waiver Foster Home and non-medical billing programs. These are clean, secured receivables. The Company has begun discussions with financial institutions as related to replacing a $1,250,000 line of credit, which expires in April 2000. Notes payable includes a term loan, which requires monthly installments of $5,200, including interest, through June 2004. Additionally see Note 5, Future Issuance of Common Stock.

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

     During the period ending December 31, 1999 the Company issued 5,363,987 shares of restricted common stock at no par value under a exchange of shares merger dated November 19, 1999 between Acadia, Acadia Merger Holding Company, Inc., in which changed its name to Acadia National Health Systems, Inc. and WorldLecture.com, Inc. The shares were issued to shareholders of MedLecture.com, Inc. and registered under the Securities Exchange Act of 1934 and are subject to restrictions as prescribed under Rule 144 of the Act.

     On January 18, 2000, Acadia issued $450,000 and $50,000 convertible debentures to officers of the company and a member of the board of directors, respectively. The debentures were issued as bridge financing to fund the Company's operations until the Company's Private Placement broke escrow but no later than December 31, 2000. The debentures may be converted into the Company's Common Stock at a price of $3.09 per share. The debentures bear a cost of 12 points which is payable in full with the principal from the proceeds of the Corporation's Rule 506 Equity Raise of up to Ten Million Dollars. The debentures were redeemed subsequent to March 31, 2000.

     On February 25, 2000 and March 17,2000, Acadia issued $200,000 and $100,000 Promissory Notes, respectively to officers of the Corporation. The notes were issued as bridge financing to fund the Company's operations until the Company's Private Placement broke escrow but no later than December 31, 2000. The notes bore interest of 14% which was payable in full with the principal from the proceeds of the Corporation's Rule 506 Equity Raise of up to Ten Million Dollars. The notes were converted into the Company's common stock as part of the private placement.

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

ITEM 5.   Other Information

     The Company engaged an investment banking firm to facilitate the issuance of equity securities for the use of the continued development of Acadia National Health System, MedLecture.com, and other prospective opportunities that the Company is currently evaluating.

     The Company currently has 5 letters of intent outstanding with companies that may potentially provide a strategic advantage and actively pursues acquisition opportunities.

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

                    ACADIA GROUP, INC.
                    Registrant

February 19, 2000   /s/ William St. Lawrence

                              William St. Lawrence
                    Filing Agent

February 19, 2000   /s/ John W. Holt, Jr.
                    Chief Executive Officer, President

                  Exhibit 4.1

ACADIA NATIONAL HEALTH SYSTEMS, INC.

Convertible Debenture

THE SECURITIES REPRESENTED BY THIS DEBENTURE HAVE NOT BEEN REGISTERED UNDER THE SECURlTIES ACT OF 1933 (THE "ACT") OR APPLICABLE STATE SECURITIES LAWS (THE "STATE ACTS"), AND SHALL NOT BE SOLD, PLEDGED, HYPOTHECATED, DONATED, OR OTHERWISE TRANSFERRED (WHETHER OR NOT FOR CONSIDERATION) BY THE HOLDER EXCEPT UPON THE ISSUANCE TO THE CORPORATION OF A FAVORABLE OPINION OF ITS COUNSEL OR SUBMISSION TO THE CORPORATION OF SUCH OTHER EVIDENCE AS MAY BE SATISFACTORY TO COUNSEL FOR THE CORPORATION, TO THE EFFECT THAT ANY SUCH TRANSFER SHALL NOT BE IN VIOLATION OF THE ACT AND THE STATE ACTS.


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

ATTEST:                                     ACADIA NATIONAL HEALTH SYSTEMS, INC.


- ---------------------------------         By:--------------------------------
MARGARET M. HEATH, Secretary                         JOHN RADEN, President


Exhibit A

ASSIGNMENT
     FOR   VALUE   RECEIVED,   the   undersigned   hereby   assigns   to  .  the
     -  ----------------------  -  year  14%  Convertible  Debenture  of  ACADIA
NATIONAL HEALTH SYSTEMS, INC., NO.------- and hereby irrevocably appoints American Securities Transfer, Inc., Attorney, to transfer said debenture on the books of the within named corporation, with full power of substitution in the premises.
WITNESS my hand and seal this ---------- day of , 19-------.


                                                            -------------------
(SEAL)
                                                            -------------------

(SEAL)
WITNESS:

- ----------------------

CONVERSION NOTICE

Pursuant to Item 2, Section 2.2 of the Acadia National Health Systems, Inc. Convertible Debenture dated --------------, 1999 (the "Debenture") payable to the undersigned, the undersigned hereby exercises his/her conversion right effective as of the effective date of the merger of MedLecture.com LLC with and into WorldLecture.com,.Inc., provided that all other preconditions to the conversion as specified in the Debenture take place. The undersigned hereby gives written notice to Acadia National Health Systems, Inc. (the "Company") of the exercise of the undersigned's conversion right and directs the Company to issue a Stock Certificate(s) for the Common Shares of the Company as provided in the above-described Debenture to the undersigned. The Stock Certificate(s) shall
     be        delivered       to       the        undersigned        at       -
--------------------------------------------------------  [fill in address]. The above-described Debenture is attached to this Conversion Notice.

In Witness Whereof, the undersigned has hereunto set his/her hand and seal effective this ------ day of ----------------------------, 1999.

                                  ---------------------------------------------
Print Name: -----------------------------


Subscription Agreement

     The                             undersigned,                              -
-------------------------------------------------------------------------------
hereby               subscribes               to               a               -
---------------------------------------------------------------    and    00/100
Dollars ($--------------), Fourteen Percent (14%) Convertible Debenture from Acadia National Health Systems, Inc., a Colorado Corporation with a place of business in Auburn, Maine, its successors and assigns (the "Company"), in accordance with the terms and conditions of the offering made by the Company pursuant to the exemptions from registration afforded by Rule 504 of the Securities Act of 1933 (the "Act"). This Subscription Agreement (the "Agreement") may be rejected in whole or in part by the Company. The undersigned hereby tenders his or her personal, certified, bank cashier's or treasurer's - -check made payable to the order of Acadia National Health
Systems,           Inc.           in           the           amount           of
----------------------------------------------------------------------
and  00/100  Dollars   ($------------------------)  will  be  delivered  to  the
undersigned promptly after the successful completion of the Offering. A Form Debenture is attached hereto. To the extent that the attached Debenture differs from any previous Debenture disclosed to the undersigned, the undersigned acknowledges that the attached Debenture supersedes the previous Debenture and represents the form of Debenture that the undersigned will receive from the Company.

     1. Purpose of Company. The purpose of the Company is to provide practice management for doctors' offices, foster homes, and hospital-based practices. The Company also seeks to diversify its business by having one of its subsidiaries merge with MedLecture.com, Inc., a Maine Corporation, with the Company subsidiary being the surviving company.

     2. Representations and Warranties. The undersigned hereby represents and warrants to the Company, as follows: (i) The undersigned is a United States citizen and is at least twenty-one (21) years of age; (ii) The residence of the
undersigned             is             -----------------------------------------
     -   ---------------------------------------------------------,    and   the
undersigned has no present intention of becoming a resident or domiciliary of any other state, country, or jurisdiction; (iii) The undersigned has read and received and is familiar with the contents of all of the exhibits attached hereto; (iv) The Debenture will be acquired by the undersigned for investment only, for the undersigned's own account, and not with a view to, or offer for sale or for sale in connection with the distribution or transfer thereof The undersigned has no contract, undertaking, agreement, or arrangement with any person or entity to sell, hypothecate, pledge, donate, or otherwise transfer (with or without consideration) to any such person or entity the securities to which the undersigned hereby subscribes, and the undersigned has no present plan or intention to enter into any such contracts, undertakings, agreements, or arrangements; (v) The present financial condition of the undersigned is such that he or she is under no present or contemplated future need to dispose of any portion of the securities for which the undersigned hereby subscribes to satisfy any existing or contemplated undertakings, need, or indebtedness.

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

4. Acknowledgement of Risks Attendant Upon Investments of this Kind, THE UNDERSIGNED ACKNOWLEDGES THAT HIS/HER/ITS INVESTMENT IN THE COMPANY IS AN INVESTMENT IN A BUSINESS ENDEAVOR AND IS SUBJECT TO THE GENERAL RISKS OF BUSINESS ENDEAVORS; THESE RISKS INCLUDE VARIOUS FACTORS AFFECTING THE INCOME PRODUCING POTENTIAL OF THE ENDEAVOR INCLUDING (A) CHANGES IN GENERAL OR LOCAL ECONOMIC CONDITIONS; (B) OPERATING EXPENSES OF THE BUSINESS; (C) THE POSSIBILITY OF COMPETITION; (D) GOVERNMENTAL RULES AND FISCAL POLICIES; AND (E) ACTS OF GOD AND OTHER FACTORS WHICH ARE BEYOND THE CONTROL OF THE COMPANY AND ITS OWNERS. THE COST OF OPERATING THE BUSINESS COULD IN FUTURE YEARS EXCEED ITS OPERATING INCOME. IN SUCH EVENT, THE COMPANY WOULD HAVE TO OBTAIN ADDITIONAL FUNDS TO CONTINUE THE OPERATION OF THE BUSINESS AND TO PREVENT DEFAULT IN THE COMPANY'S OBLIGATIONS TO CREDITORS.

     5. Notice to Purchasers; Non-Registration of Securities. THE UNDERSIGNED ACKNOWLEDGES THAT THE SECURITIES WHICH ARE THE SUBJECT OF THIS SUBSCRIPTION ARE NOT CURRENTLY REGISTERED, THAT THE ISSUER HAS NO INTENTION OF REGISTERING THEM UNDER FEDERAL LAW (THE SECURITIES ACT OF 1933) OR UNDER THE LAW OF ANY STATE, INCLUDING BUT NOT LIMITED TO REGISTERING THE SAME WITH THE SUPERINTENDENT OF BANKING PURSUANT TO THE REVISED MAINE SECURITIES ACT OF THE STATE OF MAINE, AND THAT THIS TRANSACTION OFFERS THE UNDERSIGNED NO MECHANISM BY WHICH TO COMPEL THEIR REGISTRATION, THE SECURITIES HAVING BEEN ISSUED PURSUANT TO THE PROVISIONS OF CERTAIN EXEMPTIONS PROM FEDERAL STATUTORY AND REGULATORY REGISTRATION REQUIREMENTS, AND FROM THE STATE OF MAINE REGISTRATION REQUIREMENTS AND THE REGULATIONS RELATING THERETO. AS SUCH, THIS SECURITY MAY NOT BE TRANSFERRED

UNLESS PURSUANT TO REGISTRATION UNDER STATE OR FEDERAL SECURITY LAWS OR UNLESS AN EXEMPTION EXISTS UNDER SUCH LAWS. THE UNDERSIGNED RECOGNIZES THE SPECULATIVE ASPECTS AND THE RISKS OF LOSS ASSOCIATED WITH THIS INVESTMENT, AND REPRESENTS

THAT THE SECURITIES SUBSCRIBED FOR HEREIN CONSTITUTE AN INVESTMENT WHICH IS SUITABLE FOR AND CONSISTENT WITH HIS/HER/ITS INVESTMENT PROGRAM, THAT HIS/HER/ITS FINANCIAL POSITION ENABLES HIM/HER/IT TO BEAR THE RISKS OF THIS INVESTMENT, AND THAT HIS/HER/ITS FORESEEABLE INCOME IS SUFFICIENT TO MEET HIS/HER/ITS NEEDS RECOGNIZING THE LACK OF LIQUIDITY IN THIS INVESTMENT.

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

     17. Accuracy. The undersigned hereby affirms, represents, and warrants to the Company and its Officers, Directors, employees, agents, and Managers that the information contained herein is true, correct, accurate and complete and may be relied upon for purposes of determining the availability of an exemption from registration for the offer and sale of the Debentures. Dated this ------- day of
- ----------, 1999.

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