Form 10QSB
period 2000-06-30
ACADIA GROUP INC
filed 2000-08-17
CIK 1026491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000


     [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT OF 1934

             For the transition period from ________________ to _______________



                       Commission file number: 000-28976



                               ACADIA GROUP, INC.
             (Exact name of registrant as specified in its charter)


         COLORADO                                       01-0509781
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

 415 RODMAN ROAD, AUBURN, MAINE U.S.A.                    04210
(Address of principal executive offices)                (Zip Code)


                                (207) 777-3423
                                (800) 479-3066
              (Registrant's telephone number, including area code)


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

Common Stock, $0 Par Value - 12,646,658 shares as of June 30, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors and Stockholders
Acadia Group, Inc.

We have reviewed the accompanying interim consolidated financial information of Acadia Group, Inc. and Subsidiaries as of June 30, 2000 and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As discussed in Note 3, the Company has expressed considerations about their ability to continue as a going concern.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



Portland, Maine
August 9, 2000

                      ACADIA GROUP, INC. and SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           For Periods Ended June 30,


                           Three months ended       Nine months ended
                           June 30      June 30     June 30      June 30
                           2000         1999        2000         1999
                           (Unaudited)  (Note)      (Unaudited)  (Note)


Sales                       $   341,530  $  480,318  $ 1,116,815  $ 1,609,962

Salaries & Benefits              686,66     408,107    1,858,384    1,114,769
Marketing & Advertising         252,960      18,439      729,719       34,282
Depreciation & Amortization     159,054      36,829      303,451       87,249
Stock Bonus Compensation        116,040           0      269,977            0
Other Operating Expenses        290,838     202,716    1,019,171      490,843

Operating Loss              $(1,164,024) $ (185,773) $(3,063,887)  $ (117,181)

Other Expense, net               80,949           0       80,949        7,656

Loss before Interest & Tax  $(1,244,973) $ (185,773) $(3,144,836)  $ (124,837)

Interest Expense                 78,446      27,368      155,180       77,897

Loss before Tax             $(1,323,419) $ (213,141) $(3,300,016)  $ (202,734)

Change in Accting Principle      16,279           0       16,279            0

Income Tax Exp./(Benefit)           596     (36,498)    (371,909)     (36,498)
Net Loss                    $(1,340,294) $ (176,643) $(2,944,386)  $ (166,236)


Net Loss per
 Common Share

     Basic                  $   (.11569) $ (0.01867) $   (.25949)  $  (.01790)
     Diluted                $   (.11569) $ (0.01867) $   (.25949)  $  (.01790)

Weighted Average Number of
 Common Shares Outstanding

     Basic                   11,585,125   9,461,974   11,346,594    9,288,641
     Diluted                 11,585,125   9,461,974   11,346,594    9,288,641


See Accompanying Notes to Financial Statements.

                       ACADIA GROUP, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            June 30, and September 30,


                                           June 30, 2000    September 30, 1999
                                           (Unaudited)
(Note)

     Current Assets:
     Cash and Cash Equivalents             $   118,527      $    22,239
     Short-Term Investments                    551,498                0
     Accounts Receivable, net of
          allowances $115,921 and $135         948,274        1,080,881
     Income Taxes Receivable                    22,226           22,226
     Note Receivable                            67,199           23,676
     Prepaid Expenses                          444,736          116,356
     Deferred Income Taxes                       7,500            7,500
     Inventory                                  25,000                0
     Total Current Assets                  $ 2,184,960      $ 1,272,878

Property, Plant & Equipment:
     Cost                                  $ 1,911,658      $   769,491
     Less:  Accumulated Depreciation          (402,532)        (186,509)

     Net Property, Plant & Equipment       $ 1,509,126      $   582,982

Other Assets:
 Covenant, Not-to-Compete, net of
  amortization $56,880 and $16,416         $   685,775      $   180,579
 Deferred Financing Costs, net of
  amortization $17,497 and $1,166                    0           16,331
 Goodwill, net of
  amortization $31,069 and $18,359              53,666           66,376
 Organizational Costs, net of
  amortization $32,700 and $16,421                   0           16,279
 Note Receivable, net of
  allowance of $0 and $50,000                        0            4,166
 Deferred Income Taxes - Long-Term             598,415          226,000
 Licenses and Intangible Assets, net of
  amortization $1,262 and $0                     2,505              695

     Total Other Assets                    $ 1,340,361      $   510,426
                                           ___________      ___________

Total Assets                               $ 5,034,447      $ 2,366,286


Current Liabilities:
     Accounts Payable                      $   498,225      $   179,504
     Current Portion of Debt                 1,292,380        1,136,715
     Current Portion of Leases                  86,700           86,700
     Accrued Expenses                           38,176           65,140
     Overdraft Payable                               0            1,382
     Other                                         543                0
     Total Current Liabilities             $ 1,916,024      $ 1,469,441

Long-Term Liabilities:
     Deferred Income Taxes                 $    15,500      $    15,500
     Long-Term Debt,
  excluding Current Portion                          0          331,943
     Obligations under Capital Leases           94,895           84,937
     Total Long-Term Liabilities           $   110,395      $   432,380

Total Liabilities                          $ 2,026,419      $ 1,901,821


Shareholders' Equity/(Deficit):

Common Stock, $0.00 par value;
 authorized 50,000,000 shares; issued
 and outstanding 12,646,658 shares at
 June 30, 2000; issued and outstanding
 10,377,974 at September 30, 1999          $ 8,573,916      $ 1,050,114
Unearned Stock Bonus Compensation           (1,993,861)               0

Series A Convertible Preferred Stock,
 $100.00 par value; authorized 50,000,000
  shares; issued and outstanding 0 shares            0                0
Additional Paid-in-Capital                           0           41,992
Accumulated Deficit                         (3,572,027)        (627,641)

Total Shareholders' Equity/(Deficit)       $ 3,008,028      $   464,465

Total Liabilities & Shareholders' Equity   $ 5,034,447      $ 2,366,286



Note: The balance sheet at September 30, 1999 has been derived from the audited financial statements of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements.

                          ACADIA GROUP, INC. and SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 Through June 30, 2000


                                               Retained
                                               Earnings
                                         Common        Stock        Additional        (Accumulated
                                         Shares        Amount       Paid-in Capital    Deficit)         Total

Balance, September 30, 1999               10,377,974   $ 1,050,114  $    41,992      $  (627,641)       $  464,465


MedLecture Merger                          5,363,987        21,391                       (30,910)           (9,519)


Conversion of Debentures                     857,151       600,000                                         600,000

Private Placement                          1,059,073     4,659,963      (41,992)                         4,617,971

Stock Issued as
 Employee Compensation                       350,000     2,253,125                                       2,253,125

Stock Issued as Directors' Comp.               2,460        10,714                                          10,714

Unearned Stock Bonus Compensation                  0    (1,993,861)                                     (1,993,861)

Net Loss                                  __________    __________   ____________     (2,944,386)       (2,944,386)


Balance, June 30, 2000                    12,646,658   $ 6,580,055   $        0      $(3,572,027)       $3,008,028


See Accompanying Notes to Financial Statements.

                       ACADIA GROUP, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For Periods Ended June 30,

                                            Nine Months Ended  Nine Months
Ended
                                            2000               1999
                                            (Unaudited)
(Note)

Cash Flows from Operating Activities:
Net Loss                                    $(2,944,386)       $  (166,236)

Depreciation & Amortization                     319,730             87,249
Deferred Income Tax                            (372,415)           (22,540)
Gain on Sale of Assets                          (11,800)            (1,950)
Stock Issued as Employee Compensation         2,253,125                  0
Stock Issued as Director Compensation            10,714                  0
Unearned Stock Bonus Compensation            (1,993,861)                 0

(Increase)/Decrease in:
     Accounts Receivable                        132,607           (286,208)
     Prepaids & Other Current Assets           (396,903)          (100,485)
     Other Non-Current Assets                    33,573            (25,000)
Increase/(Decrease) in:
     Accounts Payable                           608,721             12,842
     Other Current Liabilities                  (27,803)            (1,007)
     Other Non-Current Liabilities                    0            (20,814)
     Total Adjustments                      $   555,688        $  (357,913)

Net Cash Used by Operating Activities       $(2,388,698)       $  (524,149)

Cash Flows from Investing Activities:
     Capital Expenditures, net              $(1,142,167)       $  (304,106)
Net Cash Used by Investing Activities       $(1,142,167)       $  (304,106)

Cash Flows from Financing Activities:
     Short-Term Investments                 $  (551,498)       $         0
     Bridge Financing from Management           300,000                  0
     Stock Issued for Debenture Conversion      600,000                  0
     Proceeds from Issuance of Common Stock   3,284,971            483,000
     Proceeds/(Repayment) of Debt, net          (16,278)           326,765
     Proceeds/(Repayment) of Leases, net          9,958             56,945
Deferred Financing Costs                              0             (9,834)
Net Cash Provided by Financing Activities   $ 3,627,153        $   856,876
                                            ____________       ____________
Net Increase/(Decrease) in
     Cash & Cash Equivalents                $    96,298        $    28,621

Cash & Cash Equivalents:
     Beginning of Period                    $    22,239        $     2,529

     End of Period                          $   118,527        $    31,150

See Accompanying Notes to Financial Statements.

Non-cash transactions related to
 the stock issuance include:

     Reduction in accounts payable          $   290,000
     Reduction in debt,
          related to severance agreements       743,000
     Repayment of bridge loan from
          Management                            300,000

                                            $ 1,333,000

                      ACADIA GROUP, INC. and SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

June 30, 2000

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements, footnote disclosures and other information normally included in financial statements have been prepared by Acadia Group, Inc., d/b/a Acadia Business Group, Inc. ("Acadia" or "the Company") in accordance with generally accepted accounting principles for interim financial information and Securities Exchange Commission instructions to Form 10-QSB and Rule 310 of Regulation S-B. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended September 30, 1999 which are contained in the Company's Annual report on Form 10-KSB. The results for the nine-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Reclassifications

Certain 1999 balances have been changed to conform to fiscal year 2000 presentations. Certain fiscal year 2000 balances have been reclassified and reallocated to reflect costs and expenses associated with the individual operating units.

Earnings Per Share

Earnings per share are based upon the weighted average number of common shares outstanding during the year as adjusted to reflect a pooling of assets
executed by the Company during November 1999.   The common stock equivalents
outstanding and warrants are anti-dilutive. In accordance with the provisions of SFAS 128, the number of diluted shares includes the average of shares outstanding and the stock options to be used in the diluted earnings per share calculations. See Note 4. Convertible Debentures and Promissory Notes and
Note 12. Stock-Based Compensation Plans and Other Compensation.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated using straight-line and accelerated methods over the estimated useful lives of the assets, which are generally five years for computer hardware and software and range from seven to fifteen years for furniture, fixtures and equipment. Leasehold improvements are amortized using the straight-line method over fifteen years.

Covenant, Not-to-Compete

Covenants, not-to-compete are being amortized using the straight-line method over the remaining term of the agreement.

Deferred Costs

Deferred financing costs have been fully amortized over the one-year term of the loan.

Goodwill

     Goodwill in the amount of $84,735 arose from the acquisition of Northeast Medical Business Group, Inc. It is being amortized on a straight-line basis over five years, based on the duration of the non-compete agreement. At each balance sheet date, the Company evaluates the value of Goodwill based upon expectations of non-discounted net cash flows of the related business unit. Based upon its most recent analysis, the Company believes that no material impairment of Goodwill exists at June 30, 2000.

Advertising

     The Company expenses advertising as incurred. Advertising expense was $729,719 and $64,286 for the nine months ended June 30, 2000 and year ended September 30, 1999, respectively.

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

Revenue Recognition

     Revenue includes fee income received as a third party biller for processing healthcare provider claims. Revenue is recognized when claims have been submitted for payment to the insured's carrier and includes estimates for adjustments.

     The Company receives subscription-based revenue whereby a subscriber will prepay for varying levels of continuing medical education during the following twelve (12) months. The Company defers subscription revenue and amortizes amounts received over the length of the subscription on a straight-line basis.

Change in Accounting Principle

     Effective for fiscal year ending September 30, 2000, all start-up and organizational costs are expensed as incurred. Carryover organizational costs from fiscal year ended September 30, 1999 totaling $16,279 have been recorded as a cumulative effect of a change in accounting principle for the period ended June 30, 2000.

Note 2.  Pooling-Of-Interests.

     On November 19, 1999, Acadia (d/b/a Acadia Business Group, Inc.) (f/k/a Acadia National Health Systems, Inc.) completed a merger with WorldLecture.com, Inc. (d/b/a MedLecture.com), and Acadia Merger Holding Company, which changed its name to Acadia National Health Systems, Inc. The merger was accounted for as a pooling-of-interests. As a result of the merger, Acadia Group, Inc. was formed as a parent company and established two wholly-owned subsidiaries; WorldLecture.com, Inc., an Internet e-commerce company, and Acadia National Health Systems, Inc., a medical billing and management services organization. In exchange for one hundred percent of the outstanding shares of MedLecture.com, Inc., Acadia issued 5,363,987 shares of common stock. The transaction did not result in a significant change to the Company's financial position and results of operations. Cumulative losses for MedLecture.com, Inc. of $20,000 were recorded as a result of the pooling.

     WorldLecture.com, Inc. is a newly formed Internet subsidiary in the business of delivering continuing education on the Internet through the use of video streaming to professional persons who are obligated to maintain competency in their respective expertise to the satisfaction of governmental or trade regulatory agencies. WorldLecture.com, Inc., launched its first web site product in the medical education market at the National Conference of the Alliance for Continuing Medical Education on January 19, 2000 in New Orleans under the trade style of MedLecture.com.
Note 3. Going Concern Considerations

     The Company may have operational and finance issues that may represent obstacles as related to the Company's ability to continue as a going concern. See Note 18. Legal Proceedings and Note 7. Bank Financing and Management's Discussion and Analysis.

Note 4. Convertible Debentures and Promissory Notes

     On November 1, 1999, Acadia issued $600,000 in convertible debentures as an equity raise to subscription investors pursuant to Rule 504 of the Securities Act of 1933, as amended (the "Act") which were contingent upon the merger of MedLecture.com, Inc., a Maine Corporation, with and into WorldLecture.com, Inc., a subsidiary of Acadia closing on or before April 1, 2000. The holder of the debenture had the privilege to convert the debentures into common voting shares of Acadia at a purchase price of eighty percent (80%) of the offering price for the shares of Acadia as of October 7, 1999 (i.e., 80% of $.875 = $.70 exercise price). Notwithstanding the foregoing, in the event that the merger was not consummated and/or Acadia did not approve the conversion and/or the conversion privilege was not exercised on the effective date of the merger (i.e., November 19, 1999), the holders' privilege to convert was deemed null and void ab initio. On November 19, 1999, the merger was consummated; Acadia approved the conversion and all subscription investors exercised their conversion privilege with the Company. In connection with the conversion of such debentures, the Company issued 857,151 shares of common voting stock. All shares of stock issued upon conversion are subject to Rule 144 restrictions.

     On January 18, 2000, Acadia issued $450,000 and $50,000 convertible debentures to officers of the Company and a member of the board of directors, respectively. The debentures were issued as bridge financing to fund the Company's operations until the Company's private placement broke escrow but no later than December 31, 2000. The debentures were convertible into the Company's common stock at a price of $3.09 per share. The debentures bear a cost of 12 points which is payable in full with the principal from the proceeds of the Corporation's Rule 506 Equity Raise of up to Ten Million Dollars ($10,000,000.00). The debentures were paid in full on May 4, 2000. See Note 16. Related Party Transactions.

     On February 25, 2000 and March 17, 2000, Acadia issued $200,000 and $100,000 promissory notes, respectively, to both the Chairman and Executive Vice President of Mergers & Acquisitions. The notes were issued as bridge financing to fund the Company's operations until the Company's Private Placement broke escrow but no later than December 31, 2000. The notes' 14% rate of interest were payable in full with the principal from the proceeds of the Corporation's Rule 506 Equity Raise of up to Ten Million Dollars ($10,000,000.00). The promissory notes with accrued interest, totaling $305,000 were subsequently converted to common stock as part of the private placement on April 26, 2000. See Note 5. Issuance of Common Stock and Note
16. Related Party Transactions.

     On May 4, 2000 and May 10, 2000, Acadia issued $40,000 and $45,000 promissory notes, to former employees and shareholders of the Company. The notes were issued as lines of credit. The notes bear interest of 9.0% and are scheduled to terminate on September 15, 2001. All balances and interest shall accrue and be paid upon termination of the notes or on demand (but, not earlier than October 1, 2000). The notes are secured by a stock pledge agreement from the undersigned to Acadia. See Note 16. Related Party.

Note 5. Issuance of Common Stock

     The firm engaged Advest, Inc., an investment banking firm, as placement agent to offer a minimum of 1,052,632 shares of common stock of the Company to a maximum of 2,105,263 shares at $4.75 per share to prospective investors who are accredited under Regulation D of the Securities Act. The offering was a best efforts offering by the placement agent.

     On April 26, 2000 the Corporation accepted subscriptions for 1,059,073 shares of its common stock at $4.75 per share from certain investors. The consideration paid for the shares by the subscribers included cash, and in certain instances, the cancellation of debt and other obligations of the Company. The transaction generated total gross proceeds of $3,585,000 and enabled the Company to cancel debt and other obligations in the aggregate amount of $1,450,000 owed to certain subscribers. The shares of common stock issued in the private placement are not registered under the Securities Act of

1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

     As part of the private placement, a vendor converted approximately $290,000 trade payables into common stock. Other non-cash subscriptions include; Advest, Inc., the investment banking firm facilitating the private placement accepted shares of the Company's stock in lieu of certain fees approximating $100,000, and two former employees of the Corporation agreed to accept shares of common stock in lieu of future cash payments with an approximate $743,000 discounted value as required by their severance and non-compete agreements. See Note 13. Severance and Non-Compete Agreement. Placement and legal fees totaling $451,000 were incurred in connection with the private placement, which were netted against proceeds and include $415,000 in fees to Advest, Inc.

Note 6. Net Income per Common Share

     Computation of net income per common share is based on the weighted average number of shares outstanding during such periods, after restating shares outstanding in accordance with reporting for a pooling. See Note 2. Pooling-of-Interests. These amounted to 11,346,594 shares for the nine months ended June 30, 2000 and 11,585,125 shares for the three months ended June 30, 2000.

Note 7. Bank Financing

     The line of credit through Citizens Bank of New Hampshire ("the Bank") drawn upon (outstanding) as of June 30, 2000 was $1,092,673 on a $1,250,000 limit as compared to $750,281 on a $1,250,000 as of June 30, 1999. The $1,250,000 revolving line of credit matured by its terms on April 30, 2000. The line called for monthly interest payments on the outstanding loan balance at prime plus 1%. The line of credit is collateralized by all corporate assets and is also guaranteed by two shareholders of the Company.

     A note payable to Citizens Bank is due in monthly installments of $5,207, including interest, through June 2004 and is collateralized by all corporate assets. The note balance as of June 30, 2000 was $208,509 as compared to the note balance of $250,000 on June 30, 1999.

     The Bank informed the Company subsequent to April 30, 2000 of its intentions not to renew the line of credit with the Company and made demand for both the line of credit and note. Per the terms of the contract(s), the Company is in default on both the line of credit and term note and is responsible for both legal fees incurred by the Bank to collect funds as well as punitive interest charges and late fees.

Note 8. Leases

     A total of $67,947 of equipment was acquired at various times from September 30, 1999 to June 30, 2000 under capital leases. Capital lease obligations at June 30, 2000 amount to a future value of $268,295.

Note 9. Majority Shareholders

     The following table sets forth certain information regarding beneficial ownership of common stock as of June 30, 2000: (i) all executive officers and directors, and (ii) each person known by the Company to own beneficially more than 5% of the outstanding common stock. Each person has sole voting and sole investment or dispositive power with respect to the shares shown except as noted.

Name                    Position                      Shares          % Owned

Emile L. Clavet         Chairman of the Board         1,310,476(i)    10.4%
79 Shepley Street
Auburn, ME 04210

Kevin B. Dean           Director, Executive VP        1,310,476(i)    10.4%
98 Davis Avenue         Mergers & Acquisitions,
Auburn, ME 04210        and Treasurer

Douglas Farrago, M.D.   Director, Member Officer      2,478,158       19.6%
94 Shepley Street       Executive VP Medical
Auburn, ME 04210        Informatics

John W. Holt, Jr.       Chief Executive Officer(ii)     190,000        1.5%
15 Birchwood Road       and President
Cape Elizabeth, ME
04107

John F. Raden           Chief Operating Officer         216,000        1.7%
RR 1 Box 230            and Vice President
Kingfield, ME 04947

Richard H. Hooper       Executive VP, Internal          178,000        1.4%
212 Hooper Ledge Road   Affairs
South Paris, ME 04281

Margaret M. Heath       Corporate Secretary             175,000        1.4%
357 Harris Hill Road
Poland, ME 04274

Judith M. Brown         Director                         41,000         .3%
1853 Mar West
Tiburon, CA 94920

Warren Malkerson        Director                         21,582         .2%
3501 Gulleria
Minneapolis, MN 55435

Thomas J. Dean          Chief Financial Officer           3,300         .0%
20 Leicester Street
Brighton, MA  02135

Albert F. Barber        Director                            160         .0%
199 Elm Street
New Canaan, CT 06840

Jeffrey A. Laughlin     Director                             82         .0%
980-990 Washington St.
Suite 328
Dedham, MA  02026

Heather D. Blease       Director                             82         .0%
3 Industrial Parkway
Brunswick, ME  04011

Thomas Caliandro        Director                             78         .0%
7700 Wisconsin Avenue
Bethesda, MD  20814


                                                      ---------
                                                      5,924,394


(i) Includes 207,158 shares (i.e., 103,579 shares each to Messrs. Clavet and
K. Dean) of the Company's stock beneficially owned by Diamond Properties, Inc. a Maine Corporation. Messrs. Clavet and K. Dean are officers and controlling shareholders of Diamond Properties, Inc.

(ii) Effective August 2, 2000, John W. Holt, Jr. tendered his resignation as Chief Executive Officer and President of Acadia Group, Inc. and its related subsidiaries.


Note 10. Accounts Receivable and Advances

     Within accounts receivable are trade accounts receivable and advances of $240,419 and $707,855 respectively as of June 30, 2000 as compared to $602,142 and $673,712 as of June 30, 1999.

     The Company has arrangements with certain customers whereby the Company advances cash to the customers based on their outstanding accounts receivable. The Company then assumes the responsibility for billing and collecting such receivables, which have been pledged as collateral.

Note 11. Retirement Plan

     During 1999 the Company adopted a defined contribution plan under Section 401(k) of the Internal Revenue Code. The 401(k) savings plan covers substantially all employees who meet certain minimum service and age requirements. Participants may contribute up to 15% of their base compensation to the plan, not to exceed the mandated IRS limit for the calendar year. At its discretion, the Company may make matching contributions, subject to certain limitations. The Company made no contribution for the nine-month period ended June 30, 2000.

Note 12. Stock-Based Compensation Plans and Other Compensation

     During fiscal year 1999, the Company adopted two stock-based compensation plans that were adopted by the Board of Directors on March 5, 1999 and approved by the shareholders on November 19, 1999. The plans were later amended at the March 9, 2000 meeting of the Board of Directors. The plan reserves of restricted common voting stock at no par value are 1,700,000 within the Restricted Stock Bonus Plan and 500,000 within the Simple Restricted Stock Option Plan and are available to key employees of the Company under the Act. The plans are administered by the Audit and Compensation Committee of the Board of Directors.

     Prior to the current fiscal year, 197,000 shares of restricted common voting stock of the Stock Bonus Plan had been issued and were fully vested. During the first quarter ended December 31, 1999 there were 350,000 shares issued from the Company's plan pursuant to a November 19, 1999 Board of Directors vote. The Company applies APB Opinion 25 and related interpretations in accounting for the plan. The stock-based compensation is accrued over a vesting period, beginning upon the date shares are granted. The Board of Directors may curtail an employee's vesting period under certain significant circumstances as outlined in the plan. Stock bonus compensation charged against income for the quarter ended June 30, 2000 was $116,040 and includes estimates made by management concerning an employee completing the vesting period.

     On May 2, 2000 the Company granted options to certain employees under the Simple Restricted Stock Option Plan to purchase shares of the Company's common stock at a price not less than the fair market value at the date of grant.
The granted options under the plan vested immediately as of the date of grant and are exercisable in installments; however, no options are exercisable within one year or later than ten years from the date of grant. Shares totaling 95,000 have been granted. Zero shares have been exercised. The Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No. 25 for stock-based compensation and Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company does not record the activity as an expense to the Company within the Statement of Operations. The fair value of granted options as of June 30, 2000 is minimal as determined by Management based upon the lack of earnings; the stock is thinly traded and is restricted under Rule 144 of the Securities and Exchange Act of 1934.

     On August 2, 2000, the Board of Directors approved an additional 1,000,000 shares for the Restricted Stock Bonus Plan. These shares will be distributed (i) to certain employees in lieu of full compensation in an effort to reduce current operating costs and retain key employees and (ii) to certain vendors in exchange of services rendered in an effort to reduce current debt levels.

     Shares issued under either the Restricted Stock Bonus Plan and Stock Option Plan vest with employees based upon a vesting schedule unique to each individual's grant. The vesting periods may range from zero to five (5) years, whereby the Company may decide the percentage that vest each year. Those shares that have been issued and are not vested are vesting over a four-year vesting schedule. The stock bonus expense accrual includes estimates whereby not all shares will vest. The dollar amount of unearned stock bonus compensation as of June 30, 2000 was $1,993,861.

Note 13. Severance and Non-Compete Agreement

          The Company entered into an agreement with an officer and major shareholder upon termination of the individual's employment with the Company on May 4, 1999. The individual has agreed not to compete with the Company for a term of five (5) years beginning May 4, 1999 and ending April 30, 2004. In return, the Company was to provide weekly compensation and continuation of certain benefits through April 30, 2004.

     The Company entered into an agreement with an officer and major shareholder upon termination of the individual's employment with the Company on April 21, 2000. The agreement includes back pay, severance pay as well as reimbursement for expenses paid by the employee for the Corporation. The individual has agreed not to compete with the Company for a period of 39 months beginning May 1, 2000 and ending July 31, 2003. In return, the Company was to provide weekly compensation and continuation of certain benefits through July 31, 2003.

     As part of the private placement, the two former employees of the Corporation agreed to accept shares of common stock in lieu of future cash payments as required by their severance and non-compete agreements. The discounted value of obligations cancelled through their participation approximated $770,000. See Note 5. Issuance of Common Stock.

Note 14. Reporting of Segments

     The Company's reporting is structured around the three legal entities that comprise the Corporation: Acadia Group, Inc. ("Group"), Acadia National Health Systems, Inc. ("National") and WorldLecture.com, Inc. ("MedLecture").


                       ACADIA GROUP, INC. and SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         For Quarter Ended June 30, 2000

                            Total        Group       National     MedLecture

Sales                       $   341,530  $           $   333,815  $     7,715

Intercompany Sales                    0            0           0            0
Total Sales                 $   341,530  $         0 $   333,815  $     7,715

Salaries & Benefits         $   686,662  $   379,686 $   228,641  $    78,335
Marketing & Advertising         252,960          323       1,647      250,990
Depreciation & Amortization     159,054        3,819      47,076      108,159
Stock Bonus Compensation        116,040      116,040           0            0
Other Operating Expenses        290,838     (176,376)    300,456      166,758

Operating Income/(Loss)     $(1,164,024) $  (323,492)$  (244,005) $  (596,527)

Other (Income)/Expense, net      80,949       49,265      31,684            0

Loss before Interest & Tax  $(1,244,973) $  (372,757)$  (275,689) $  (596,527)

Interest (Income)/Expense        78,446      (10,930)     27,853       61,523

Income/(Loss) before Tax    $(1,323,419) $  (361,827)$  (303,542) $  (658,050)

Change in Accting Principle      16,279            0      16,279            0

Income Tax/(Benefit)                596          596           0            0

Net Income/(Loss)           $(1,340,294) $  (362,423)$  (319,821) $  (658,050)

                        ACADIA GROUP, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          For Quarter Ended June 30, 1999


                            Total        Group       National     MedLecture

Sales                       $   480,318  $         0 $  480,318   $         0

Intercompany Sales                    0            0          0
Total Sales                 $   480,318  $         0 $  480,318   $         0
Salaries & Benefits         $   408,107  $   184,194 $  223,913   $         0
Marketing & Advertising          18,439       12,264      6,175             0
Depreciation & Amortization      36,829            0     35,579         1,250
Stock Bonus Compensation              0            0          0             0
Other Operating Expenses        202,716       27,465    171,128         4,123

Operating Income/(Loss)     $  (185,773) $  (223,923)$   43,523   $    (5,373)

Other (Income)/Expense, net           0            0          0             0

Income/(Loss) bef.
 Int. & Tax                 $  (185,773) $  (223,923)$   43,523   $    (5,373)

Interest (Income)/Expense        27,368          174     27,154            40


Income/(Loss) bef. Taxes    $  (213,141) $  (224,097)$   16,369   $    (5,413)

Income Tax/(Benefit)            (36,498)     (36,498)         0             0

Net Income/(Loss)           $  (176,643) $  (187,599)$   16,369   $    (5,413)


                       ACADIA GROUP, INC. and SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       For Nine Months Ended June 30, 2000


                            Total        Group       National     MedLecture

Sales                       $ 1,116,815  $       0   $1,108,170   $     8,645

Intercompany Sales                    0          0            0             0
Total Sales                 $ 1,116,815  $       0   $1,108,170   $     8,645

Salaries & Benefits         $ 1,858,384  $ 922,420   $  802,599   $   133,365
Marketing & Advertising         729,719       (956)       4,255       726,420
Depreciation & Amortization     303,451      5,379      138,327       159,745
Stock Bonus Compensation        269,977    269,977            0             0
Other Operating Expenses      1,019,171   (278,562)     845,932       451,801

Operating Income/(Loss)     $(3,063,887) $(918,258)  $ (682,943)  $(1,462,686)

Other (Income)/Expense, net      80,949     49,265       31,684             0

Loss before Interest & Tax  $(3,144,836) $(967,523)  $ (714,627)  $(1,462,686)

Interest (Income)/Expense       155,180      9,972      108,311        36,897

Income/(Loss) before Tax    $(3,300,016) $(977,495)  $ (822,938)  $(1,499,583)

Change in Accting Principle      16,279          0       16,279             0

Income Tax/(Benefit)           (371,909)  (371,909)           0             0

Net Income/(Loss)           $(2,944,386) $(605,586)  $ (839,217)  $(1,499,583)



                       ACADIA GROUP, INC. and SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                       For Nine Months Ended June 30, 1999


                            Total        Group       National     MedLecture


Sales                       $ 1,609,962  $       0   $1,609,962   $         0

Intercompany Sales                    0          0            0             0
Total Sales                 $ 1,609,962  $       0   $1,609,962   $         0

Salaries & Benefits         $ 1,114,769  $ 397,199   $  717,570   $         0
Marketing & Advertising          34,282     23,038       11,244             0
Depreciation & Amortization      87,249          0       85,999         1,250
Stock Bonus Compensation              0          0            0             0
Other Operating Expenses        490,843     58,257      428,463         4,123

Operating Income/(Loss)     $  (117,181) $(478,494)  $  366,686   $    (5,373)

Other (Income)/Expense, net       7,656          0        7,656             0

Loss before Interest & Tax  $  (124,837) $(478,494)  $  359,030   $    (5,373)

Interest (Income)/Expense        77,897      1,216       76,641            40

Income/(Loss) before Tax    $  (202,734) $(479,710)  $  282,389   $    (5,413)

Change in Accting Principle           0          0            0             0

Income Tax/(Benefit)            (36,498)   (36,498)           0             0

Net Income/(Loss)           $  (166,236) $(443,212)  $  282,389   $    (5,413)


In fiscal 2000, the Company has made investments to its infrastructure and for the development of the Internet site for MedLecture.com. Amounts invested approximate: Group $72,000 National $62,000 and MedLecture $899,000. Prior year investment for MedLecture was immaterial.

Note 15. Common Stock

     The shares of the Company are registered under the Securities and Exchange Act of 1934 and are subject to restrictions as prescribed under Rule 144 of the Act (the "Act"). Under the Act, securities that are issued are subject to limitations from being traded. As of June 30, 2000 there were 12,646,658 shares issued and outstanding of which 3,134,497 are freely traded. Fifty million (50,000,000) shares are authorized.

Note 16. Related Party

     The Internet site of MedLecture.com is hosted and maintained by an Internet service provider ("ISP"), whose Vice Chairman and Chief Operating Officer is also a member of the Board of Directors and Audit Committee of the Company. Amounts paid and/or payable to the ISP for the nine months ended June 30, 2000 approximate $621,950.

     On May 4, 2000 and May 10, 2000, Acadia issued $40,000 and $45,000 promissory notes, to former employees and shareholders of the Company.  See
Note 4. Convertible Debentures and Promissory Notes.

     On November 1, 1999, Acadia issued $600,000 convertible debentures pursuant to Rule 504. Approximately $375,000 of the debentures were issued to persons that may be considered to be related parties including: senior management, relatives of senior management or employees or board members.
See Note 4. Convertible Debentures and Promissory Notes.

     On January 18, 2000, Acadia issued $450,000 and $50,000 convertible debentures to officers of the Company and a member of the board of directors, respectively. See Note 4. Convertible Debentures and Promissory Notes.

     As part of the private placement (See Note 5. Issuance of Common Stock) certain subscribers have relations with the Company or members of senior management, which include but are not limited to:


     Related Party                              Subscription Amount

Board Member                                      $      100,000
Former CEO & President                                   582,000
Vendor                                                   298,000
Former Employee                                          160,000
Agent                                                    100,000
Chairman of the Board                                    150,000
EVP, Mergers & Acquisitions                              150,000
Relative of Chairman & EVP Mergers & Acquisitions        190,000
Relative of Chairman & EVP Mergers & Acquisitions        100,000
Relative of Chairman & EVP Mergers & Acquisitions         26,000
Relative of Board Member                                  50,000
Relative of Chairman & EVP Mergers & Acquisitions        375,000
                                                  $    2,281,000

Note 17. Subsequent Events

     See Note 18. Legal Proceedings

Note 18. Legal Proceedings

     On June 29, 2000 Citizens Bank of New Hampshire (the "Bank") made demand and is seeking to enforce its rights under the terms and conditions of its Amended and Restated Loan Agreement dated December 30, 1999, for payment of the line of credit and term note. The bank was granted an ex-parte on June 29, 2000, which was delivered to the Company's places of deposit, and amounts were trusteed pursuant to the ex-parte. On July 12, 2000 the Company was successful in having the ex-parte dissolved and amounts were returned to the Company less approximately $115,000 which was assigned to Citizens Bank. The Bank has asked the Court for a summary judgment and additionally has appealed the dissolving of the ex-parte. Actions taken by the Bank have had a negative effect on operations and some actions may be regarded as being in contempt of court and the Judge's order to dissolve the ex-parte. The Company has not taken legal action against the Bank for damages, which may have been incurred.

     A former client has made a demand for arbitration as related to alleged unfair business practices. The client was brought to the Company as part of an acquisition in fiscal year 1998 of Northeast Medical Business Group, Inc. The demand for arbitration notes the former client has "suffered economic damages in an undetermined amount" and also identifies the former owner of Northeast Medical Business Group, Inc. as a party to the arbitration. Potential alleged damages to the former client may not be covered under the Company's insurance coverage.

     The Company has been notified from Fleet Bank, a prior landlord, of its intentions to initiate legal proceedings if actions to terminate lease obligations in exchange for $35,000 are not executed. The Company has made the decision not to terminate the lease or pay the termination fee.

     Arbitration with a former employee and former owner of Northeast Medical Business Group, Inc. has ceased and is scheduled for jury trial. Amount of damages claimed by the former employee is not known at this time.

     The Company is in negotiations and legal proceedings as related to amounts past due for the leasing of equipment. The leasing company contends that the company is past due and currently owes $55,000 whereas the Company contends that approximately $45,000 is due.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


                                ACADIA GROUP, INC.
                           MANAGEMENT'S DISCUSSION AND
                       ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATION

                                  June 30, 2000


RESULTS OF OPERATIONS: NINE MONTHS ENDED JUNE 30, 2000


FORWARD-LOOKING INFORMATION

     THIS FORM 10-QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY ACADIA GROUP, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY

CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF ACADIA GROUP, INC. AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD-LOOKING STATEMENTS ARE SET FORTH IN THE SAFE HARBOR COMPLIANCE STATEMENT FOR FORWARD-LOOKING STATEMENTS INCLUDED AS EXHIBIT 99.1 TO THIS FORM 10-QSB AND ARE HEREBY INCORPORATED HEREIN BY REFERENCE. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

MATERIAL CHANGES IN FINANCIAL CONDITION

     The accompanying financial statement data has been prepared assuming the Company will continue as a going concern. Given the Company's current liquidity situation, as discussed under the caption "Liquidity and Capital Resources" in the Management's Discussion and Analysis, with the Company's lender successfully accelerating payment of amounts outstanding under the debt agreements, there is a possibility that the Company will not be able to continue to operate. The Company is considering various alternatives, including the sale of certain assets and the restructuring of debt. The accompanying financial statement data does not include any adjustment needed to reflect changes in the carrying value of assets and liabilities should the Company be unable to continue as a going concern.

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

     2. Additional risks factors such as the uncertainty of the Company's marketing activities, and the results of bringing additional acquisitions and affiliations into a smooth operation with the Company are unknown;

     3. Additional uncertainties regarding the ability for operating cash to meet the current and projected cash flow needs of the organization;

     4. Readers are cautioned not to place undue reliance on these forward-looking statements, as they attempt to speak only of activities known or anticipated as of this date.

ORGANIZATION

     The Company was originally organized in 1972 and re-organized in 1996 under the laws of the State of Colorado. In November 1999, the Company again reorganized to form a venture capital corporation. As part of the reorganization, the Company formed two wholly-owned subsidiaries, Acadia National Health Systems, Inc. ("National") and WorldLecture.com, Inc. ("MedLecture.com") The Company transferred its healthcare billing and management services to National and operates e-commerce initiatives under the subsidiary, MedLecture.com. The parent company, Acadia Group, Inc. ("Acadia") serves as a management and consulting resource to its subsidiaries. During the last nine months Acadia has successfully recruited a management team with extensive experience in mergers and acquisitions, finance, real estate, business strategy and development, sales - marketing, health services, funding, and legal.

     The Company explores opportunities and is sought out by businesses for possible transactions, including but not limited to, mergers, acquisitions, joint ventures, and strategic alliances. The Company is seeking buyers or strategic partners to purchase or grow and develop its subsidiaries. WorldLecture.com is a newly formed Internet subsidiary of the Company engaged in the business of delivering continuing education on the Internet through the use of video streaming to professional persons who are obligated to maintain competency in their respective field of expertise to the satisfaction of governmental or trade regulatory agencies.

     WorldLecture.com developed and executed a business model through MedLecture.com to facilitate continuing medical education (CME) by physicians through the Internet using video streaming technology. The model also utilizes exclusive contracts with content providers and strategic alliances with similar service providers and businesses in the healthcare industry. Management has identified other professions, which also require continuing education, and has initiated the replication of the MedLecture.com model to develop future Internet sites.

     National has spent the last six months of operations rebuilding operations and sales which declined significantly due to a physical move during May 1999, billing system conversion issues during June 1999 and legal issues created through the acquisition of Northeast Medical Business Group, Inc. (Fiscal Year 1998 acquisition). We have completely revised our operating policies, and installed a new financial management package. The decline in sales appears to have ceased as of April 2000 but may continue if the financial position of the Company creates operational issues for the Company.

The Chief Operating Officer has assumed daily responsibility for the operation of National as a result of the resignation of the former Vice President of National in July 2000. Under his direction, initiatives have begun to reduce expenses, build upon current client relationships, and attract new business through a strategic partner who recently recruited a new client to the Company with contractual income to the Company in excess of $400,000.

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

SALES & MARKETING

     Sales for the quarter were $341,530 as compared to $480,318 for the corresponding period in fiscal 1999, a decrease of 28.9%. Sales for the nine months ended June 30, 2000 were $1,116,815 as compared to $1,609,962 for the corresponding period in fiscal 1999, a decrease of 30.6%. The decreases in both the quarter and year-to-date are due to the loss of significant clients within National. The loss of these clients stems from operational issues incurred by the Company during fiscal year 1999. The Chief Operating Officer has developed a marketing plan to both retain and attract customers. Under the direction of the COO who has assumed daily operational responsibilities, initiatives have begun to reduce expenses, build upon current client relationships, and attract new business through a strategic partner who recently recruited a new client to the Company with contractual income to the Company in excess of $400,000.

     Sales for the Internet subsidiary MedLecture.com were approximately $10,000 for the nine months ended June 30, 2000. As part of the prior marketing plan, the Company successfully registered approximately 1,700 users on the site for the five-month period ending June 30, 2000. Registered users as of June 30, 2000 were attracted to the site through trade shows and direct mail campaigns. Subsequent to June 30, 2000 the President of MedLecture.com assumed full responsibility for the marketing plan as a result of the resignation of the former Marketing Officer. The President of Medlecture.com has focused on attracting physicians to register at the site as identified through partner schools and strategic partners. When registering, a physician receives two free continuing medical education credits (CME) and may ultimately convert to a paying subscription user. The new strategy has successfully increased the registered number of users at the site by more than 6,500 in less than two weeks, more than tripling the number of registered users as of June 30, 2000.

     Additionally, a strategic partner with which the Company had a signed letter of intent earlier in the third quarter has begun to play a large role in identifying and initiating large group sales. The partner has attracted the interest of a least one large, national health care system to discuss the purchase of CME for their providers nationwide.

OPERATING EXPENSES

     Operating Expenses for the quarter were $1,505,554 as compared to $666,091 for the corresponding period in fiscal 1999, an increase of 126.0%. Operating Expenses for the nine months ended June 30, 2000 were $4,180,702 as compared to $1,727,143 for the corresponding period in fiscal 1999, an increase of 142.0%. Increases in operating expenses during the quarter and year-to-date were principally due to increased costs incurred to market and develop the MedLecture.com subsidiary; and the commencement of a Simple Restricted Stock Bonus Plan. See Note 12. Stock-Based Compensation Plans and Other Compensation. Significant steps have been taken to reduce operating expenses including terminating employees, salary reductions, and the termination of non-critical services.

OTHER INCOME/EXPENSES

     Other Expenses for the quarter were $80,949 as compared to $0 for the corresponding period in fiscal 1999. Other Expenses for the nine months ended June 30, 2000 were $80,949 as compared to $7,656 for the corresponding period in fiscal 1999. The increases in the quarter and year-to-date are due to costs associated with the severance and non-compete agreements with two former employees of the Company.

INTEREST EXPENSE

     Interest Expense was recorded at $78,446 for the quarter as compared to an expense of $27,368 for the corresponding period in fiscal 1999. Interest Expense was recorded at $155,180 for the nine months ended June 30, 2000 as compared to an expense of $77,897 for the corresponding period in fiscal
1999. The increases in both the quarter and year-to-date are primarily due to the larger outstanding balance on the line of credit with Citizens Bank. See
Note 7. Bank Financing.

INCOME TAX

     An income tax provision of $596 was recorded for the quarter, reflecting state tax payments. This compares to a benefit of $36,498 for the corresponding period in fiscal 1999, reflecting the loss reported in the prior-year period. An income tax provision of $371,909 was recorded for the nine months ended June 30, 2000, reflecting the deferred tax benefit valuation for the period. The Company has recorded a valuation allowance on the tax benefit, as realization of these future benefits is not sufficiently assured. This compares to a benefit of $36,498 for the corresponding period in fiscal 1999, reflecting the loss reported the loss reported.

NET LOSS

     A Net Loss of $1,340,294 was recorded for the quarter as compared to a net loss of $176,643 for the corresponding period in fiscal 1999. A Net Loss of $2,944,386 was recorded for the nine months ended June 30, 2000 as compared to a net loss of $166,236 for the corresponding period in fiscal 1999. The increase in net loss of 658.8% for the quarter and 1671.2% for year-to-date is due to the following factors: lost revenue at National and increased costs at the parent company ("Group") and the MedLecture subsidiary associated with the development of the e-commerce side of the business which includes significant product launch and marketing costs.

CURRENT ASSETS

     The net increase of $912,082 in Current Assets over prior year-end is primarily due to excess cash from the private placement placed in short-term investments; prepaid expenses which include retainers to outside vendors in conjunction with the development of the MedLecture.com subsidiary; and the reduction in accounts receivable due to a lost client at National.

PROPERTY, PLANT & EQUIPMENT

     The net increase of $926,144 in Property, Plant & Equipment over year-end September 30, 1999 is primarily due to the increase in the fixed asset base for the MedLecture.com subsidiary, inclusive of related depreciation.

OTHER ASSETS

     The net increase of $829,935 in Other Assets over year-end September 30, 1999 is primarily due to the recording of non-compete agreements; and the deferred tax asset calculated against the increased year-over-year net loss according to the provisions in SFAS 109. See Note 1. Summary of Significant Accounting Policies and Note 13. Severance and Non-Compete Agreement.

CURRENT LIABILITIES

     The net increase of $446,583 in Current Liabilities over year-end September 30, 1999 is primarily due to the maturity of the line of credit and demand of the bank note, which were reclassified to current term and the increase in accounts payable due to the normal course of business. See Note
7. Bank Financing.

LONG-TERM LIABILITIES

     The net decrease of $321,985 in Long-Term Liabilities over year-end September 30, 1999 is primarily due to the reclassification of the line of credit and bank note to current term and the conversion of a former employee's severance agreement to common stock. See Note 7. Bank Financing.

SHAREHOLDERS' EQUITY

     The increase of $2,543,563 in Shareholders' Equity is primarily due to the issuance of Common Stock during April 2000 as part of the Private Placement and the conversion of Convertible Debentures during December 1999 netted against an increase in the accumulated deficit.

LIQUIDITY AND CAPITAL RESOURCES

     The total line of credit through Citizens Bank drawn upon (outstanding) as of June 30, 2000 was $1,092,673 on a $1,250,000 line of credit as compared to $750,281 on a $1,250,000 demand line limit as of June 30, 1999. The $1,250,000 revolving line of credit matured by its terms on April 30, 2000. The line called for monthly interest payments on the outstanding loan balance at prime plus 1%. The line of credit is collateralized by substantially all corporate assets and is also guaranteed by two shareholders of the Company. See PART II - OTHER INFORMATION, ITEM 1. Legal Proceedings

     A note payable to the same lender of the revolving line of credit, is due in monthly installments of $5,207, including interest, through June 2004 and is collateralized by all corporate assets. The note balance as of June 30, 2000 was $208,509 as compared to the note balance of $425,221 on June 30, 1999.

     On June 30, 2000, Citizens Bank made demand and is seeking to enforce its rights under the terms and conditions of its Amended and Restated Loan Agreement dated December 30, 1999, for payment of the line of credit and term note. The acceleration of payment of these amounts outstanding presents uncertainty with the Corporation's ability to continue operations. The Corporation is considering various alternatives, including the sale of certain assets and the restructuring of debt. No assurance can be given that the Corporation will be able to arrange an alternative line of credit on commercially reasonable terms, if at all. Under the terms of the agreement, the bank has initiated its right to charge the Company interest at a penalty rate and legal fees. Additionally, see Note 5. Future Issuance of Common Stock and Note 7. Bank Financing. PART II - OTHER INFORMATION, and ITEM 1. Legal Proceedings, PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings

On June 29, 2000, Citizens Bank, the Corporation's lender, filed an ex-parte motion and suit against Acadia Group, Inc. and its subsidiaries in Superior Court seeking to enforce its rights under the terms and conditions of its Amended and Restated Loan Agreement dated December 30, 1999, for payment of the outstanding line of credit and term note, plus related interest, late charges and legal fees. The Bank was granted an ex-parte on June 29, 2000, which was successfully defended by the Company resulting in the ex-parte motion being reversed in Cumberland County Superior Court on July 12, 2000. Citizens Bank has since appealed the judgment. The acceleration of payment of these amounts outstanding presents uncertainty with the Corporation's ability to continue operations. The Corporation is considering various alternatives, including the sale of certain assets and the restructuring of debt. No assurance can be given that the Corporation will be able to arrange an alternative line of credit on commercially reasonable terms, if at all. See
Note 7. Bank Financing.

     The Corporation is also involved in litigation and proceedings regarding capital equipment leases and operating leases and a claim from the prior owner of its recent acquisition of Northeast Medical Business Group, Inc. The Corporation considers such legal proceedings to be routine litigation consistent with the nature of the business.


ITEM 2.   Changes in Securities

On November 1, 1999, Acadia issued $600,000 convertible debentures pursuant to Rule 504 of the Act which were contingent upon the merger of MedLecture.com, Inc., a Maine Corporation, with and into WorldLecture.com, Inc., a subsidiary of Acadia Group, Inc. closing on or before April 1, 2000. The holder of the debenture had the privilege to convert the debentures into common voting shares of the Corporation at a purchase price of eighty percent (80%) of the offering price for the shares of the Corporation as of October 7, 1999 (i.e., 80% of $.875 = $.70 exercise price). Notwithstanding the foregoing, in the event that the merger was not consummated and/or Acadia did not approve of the conversion and/or the conversion privilege was not exercised on the effective date of the merger (i.e., November 19, 1999), the holder's privilege to convert was deemed null and void ab initio. On November 19, 1999, the merger was consummated, Acadia approved the conversion; and all subscription investors exercised their conversion privilege with Company. In connection with conversion of such debentures, the Company issued 857,151 shares of common voting stock. All shares of stock issued upon conversion are subject to Rule 144 restrictions. See Note 16. Related Party.

During the period ended December 31, 1999 the Company issued 5,363,987 shares of restricted common stock at no par value under an exchange of shares merger dated November 19, 1999 between Acadia, Acadia Merger Holding Company, Inc., in which changed its name to Acadia National Health Systems, Inc. and WorldLecture.com, Inc. The shares were issued to shareholders of MedLecture.com, Inc. and registered under the Securities Exchange Act of 1934 and are subject to restrictions as prescribed under Rule 144 of the Act.

     On January 18, 2000, Acadia issued $450,000 and $50,000 convertible debentures to officers of the Company and a member of the board of directors, respectively. The debentures were issued as bridge financing to fund the Company's operations until the Company's private placement broke escrow but no later than December 1, 2000. The debentures may be converted into the Company's common stock at a price of $3.09 per share. The debentures bear a cost of 12 points which is payable in full with the principal from the proceeds of the Corporation's Rule 506 Equity raise of up to Ten Million Dollars ($10,000,000.00). The debentures were redeemed subsequent to March 31, 2000.

     On February 25, 2000 and March 17, 2000, Acadia issued $200,000 and $100,000 promissory notes, respectively to officers of the Corporation. The notes were issued as bridge financing to fund the Company's operations until the Company's private placement broke escrow but no later than December 31, 2000. The notes bore interest of 14% which was payable in full with the principal from the proceeds of the Corporation's Rule 506 Equity Raise of up to Ten Million Dollars ($10,000,000.00). The notes were converted into the Company's common stock as part of the private placement.


ITEM 3.   Defaults upon Senior Securities

None.


ITEM 4.   Submission of Matters to a Vote of Security Holders

At an Annual and Special Meeting of Shareholders of Acadia on November
19, 1999, the shareholders approved the following matter: (i) a name change from Acadia National Health Systems, Inc. to "Acadia Group, Inc." ("Name Change"); (ii) the Plan of Merger (the "Merger"), pursuant to Section
7-111-101 through 7-111-108 of the Colorado Business Corporation Act ("CBCA") and Section 901 & 906 of Title 13-A of the Maine Revised Statutes Annotated, whereby MedLecture.com, Inc., a Maine corporation (hereinafter referred to as "Disappearing Corporation" or ("MED"), merged into WorldLecture.com, Inc., a wholly-owned subsidiary of Acadia (hereinafter referred to as "Surviving Corporation" or "WORLD"); and whereby Acadia issued shares of its common stock, on a pro rata basis, to the shareholders of MED, equal in the number to the number of shares of common stock outstanding immediately prior to the Merger, plus un-issued shares designated for use under employment agreements, or other similar contractual agreements, whether oral or written, or designated for issuance to the Company's employees, agents, or third parties; (iii) the election of eight (8) members to the Company's Board of Directors for a three-year term; (iv) a Simple Incentive Stock Bonus Plan for officers, managers and key employees; (v) a Restricted Stock Option Plan for employees, officers, consultants and directors; (vi) the Restated and Amended Articles of Incorporation and Bylaws reflecting the Name Change and eradication of "Shark Repellant" provisions set forth at Article VII; and (vii) the transfer of assets of Acadia National Health Systems, Inc., which are used or useful in the operation of its business management services business to a wholly-owned subsidiary; to approve of the name change of the subsidiary to Acadia National Health Systems, Inc.

Only shareholders of record at the close of business on October 15, 1999 (the "Record Date") were entitled to notice of and to vote at the meeting.


ITEM 5.   Other Information

The Company engaged an investment-banking firm to facilitate the issuance of equity securities for the use of the continued development of Acadia National Health Systems, MedLecture.com, and other prospective opportunities that the Company is currently evaluating.

The Company currently has one (1) letter of intent outstanding with a company that may potentially provide a strategic advantage. The target company is a nationally recognized actuarial consultant to the Healthcare industry and has proven to be a valuable partner by introducing the Company to potential clients of MedLecture.com. which may generate group sales.

The Company has agreed to begin a pilot program for a national publisher
of professional magazines, journals and textbooks.   The Company will showcase
a lecture on MedLecture.com and link continuing medical education with the potential partner's on-line reference material, which is considered a standard by many in the healthcare industry.


ITEM 6. Exhibits and Reports on Form 8-K

(1) Exhibits

The following documents are filed herewith or have been included as exhibits to previous filings with the Commission or are incorporated herein by this reference:

Exhibit 1.1 Articles of Incorporation. Incorporated by reference to the Form 8-K filed by Registrant on December 7, 1999

Exhibit 1.2 By-laws. Incorporated by reference to the Form 8-K filed by Registrant on December 7, 1999

Exhibit 2.1     4.1 Form of Convertible Debenture dated November 1, 1999
                10.1 Agreement of Merger dated November 19, 1999.
                Incorporated by reference to the Form 8-K filed by Registrant on December 7, 1999

Exhibit 2.2 10.2 Articles of Merger dated November 19, 1999. Incorporated by reference to the Form 8-K filed by Registrant on December 7, 1999

Exhibit 99 Safe Harbor under the Private Securities Litigation Reform Act of 1995

Financial Data Schedules (SEC-use only)

(2) Reports on Form 8-K

The Registrant filed electronically the Forms 8-K listed below. Such filings are incorporated herein by reference:


a. Form 8-K filed as of August 8, 2000 which attached the following exhibits:

   Exhibit 99.1 Text of press release dated August 2, 2000

b. Form 8-K filed as of July 10, 2000 which attached the following exhibits:

   Exhibit 99.1 Text of press release dated July 10, 2000

c. Form 8-K filed as of April 28, 2000 which attached the following exhibits:

   None.

d. Form 8-K/A filed as of March 7, 2000 which attached the following exhibits:

   None.

e. Form 8-K filed as of December 7, 1999 which attached the following exhibits:

Exhibit 1.1 Restated Articles of Incorporation of Acadia Group, Inc. as of November 19,1999
Exhibit 1.2     Amended Bylaws of Acadia Group, Inc. as of November 19, 1999
Exhibit 2.1     Agreement of Merger dated November 19, 1999
Exhibit 2.2     Articles of Merger dated November 19, 1999
Exhibit 5.1 Opinion on Legality of Securities Being Issued to shareholders of MedLecture.com
Exhibit 10.2 Opinion of Counsel with respect to issuance of 5,363,987 shares of common stock of Acadia National Health Systems, Inc. to the shareholders of MedLecture.com
Exhibit 99.1    Text of press release dated November 19, 1999
Exhibit 99.2    Text of press release dated November 22, 1999
Exhibit 99.3 Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements.

f. Form 8-K filed as October 20, 1999 which attached the following exhibits:

Exhibit 99.1    Text of press release dated October 12, 1999
Exhibit 99.2    Text of press release dated October 4, 1999


                                ACADIA GROUP, INC.

                                    SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACADIA GROUP, INC.
Registrant

August 17, 2000     /s/     Nadeau & Simmons, P.C.
                            NADEAU & SIMMONS, P.C.
                            Filing Agent

August 15, 2000     /s/     Emile L. Clavet
                            Emile L. Clavet
                            Chairman of the Board

August 15, 2000     /s/     Thomas J. Dean
                            Thomas J. Dean
                            Chief Financial Officer