Form 10QSB/A
period 2000-06-30
ACADIA GROUP INC
filed 2000-09-07
CIK 1026491

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 Amendment No. 1

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000


     [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT OF 1934

             For the transition period from ________________ to ________________



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


See Accompanying Notes to Financial Statements.

                       ACADIA GROUP, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            June 30, and September 30,


                                           June 30, 2000    September 30, 1999
                                           (Unaudited)      (Note)

     Current Assets:
     Cash and Cash Equivalents             $   118,527      $    22,239
     Short-Term Investments                    551,498                0
     Accounts Receivable, net of
          allowances $115,921 and $135         948,274        1,080,881
     Income Taxes Receivable                    22,226           22,226
     Note Receivable                            67,199           23,676
     Prepaid Expenses                          444,736          116,356
     Deferred Income Taxes                       7,500            7,500
     Inventory                                  25,0                  0
     Total Current Assets                  $ 2,184,960      $ 1,272,878

Property, Plant & Equipment:
     Cost                                  $ 1,911,658      $   769,491
     Less:  Accumulated Depreciation          (402,532)        (186,509)

     Net Property, Plant & Equipment       $ 1,509,126      $   582,982

Other Assets:
 Covenant, Not-to-Compete, net of
  amortization $56,880 and $16,416         $   685,775      $   180,579
 Deferred Financing Costs, net of
  amortization $17,497 and $1,166                    0           16,331
 Goodwill, net of
  amortization $31,069 and $18,359              53,666           66,376
 Organizational Costs, net of
  amortization $32,700 and $16,421                   0           16,279
 Note Receivable, net of
  allowance of $0 and $50,000                        0            4,166
 Deferred Income Taxes - Long-Term             598,415          226,000
 Licenses and Intangible Assets, net of
  amortization $1,262 and $0                     2,505              695

     Total Other Assets                    $ 1,340,361      $   510,426
                                           ___________      ___________

Total Assets                               $ 5,034,447      $ 2,366,286


Current Liabilities:
     Accounts Payable                      $   498,225      $   179,504
     Current Portion of Debt                 1,292,380        1,136,715
     Current Portion of Leases                  86,700           86,700
     Accrued Expenses                           38,176           65,140
     Overdraft Payable                               0            1,382
     Other                                         543                0
     Total Current Liabilities             $ 1,916,024      $ 1,469,441

Long-Term Liabilities:
     Deferred Income Taxes                 $    15,500      $    15,500
     Long-Term Debt,
  excluding Current Portion                          0          331,943
     Obligations under Capital Leases           94,895           84,937
     Total Long-Term Liabilities           $   110,395      $   432,380

Total Liabilities                          $ 2,026,419      $ 1,901,821


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


See Accompanying Notes to Financial Statements.

                       ACADIA GROUP, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For Periods Ended June 30,

                                            Nine Months Ended  Nine Months Ended
                                            2000               1999
                                            (Unaudited)        (Note)

Cash Flows from Operating Activities:
Net Loss                                    $(2,944,386)       $  (166,236)

Depreciation & Amortization                     319,730             87,249
Deferred Income Tax                            (372,415)           (22,540)
Gain on Sale of Assets                          (11,800)            (1,950)
Stock Issued as Employee Compensation         2,253,125                  0
Stock Issued as Director Compensation            10,714                  0
Unearned Stock Bonus Compensation            (1,993,861)                 0

(Increase)/Decrease in:
     Accounts Receivable                        132,607           (286,208)
     Prepaids & Other Current Assets           (396,903)          (100,485)
     Other Non-Current Assets                    33,573            (25,000)
Increase/(Decrease) in:
     Accounts Payable                           608,721             12,842
     Other Current Liabilities                  (27,803)            (1,007)
     Other Non-Current Liabilities                    0            (20,814)
     Total Adjustments                      $   555,688        $  (357,913)

Net Cash Used by Operating Activities       $(2,388,698)       $  (524,149)

Cash Flows from Investing Activities:
     Capital Expenditures, net              $(1,142,167)       $  (304,106)
Net Cash Used by Investing Activities       $(1,142,167)       $  (304,106)

Cash Flows from Financing Activities:
     Short-Term Investments                 $  (551,498)       $         0
     Bridge Financing from Management           300,000                  0
     Stock Issued for Debenture Conversion      600,000                  0
     Proceeds from Issuance of Common Stock   3,284,971            483,000
     Proceeds/(Repayment) of Debt, net          (16,278)           326,765
     Proceeds/(Repayment) of Leases, net          9,958             56,945
Deferred Financing Costs                              0             (9,834)
Net Cash Provided by Financing Activities   $ 3,627,153        $   856,876
                                            ____________       ____________
Net Increase/(Decrease) in
     Cash & Cash Equivalents                $    96,288        $    28,621

Cash & Cash Equivalents:
     Beginning of Period                    $    22,239        $     2,529

     End of Period                          $   118,527        $    31,150


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

                                            $ 1,333,000

                      ACADIA GROUP, INC. and SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS

June 30, 2000

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements, footnote disclosures and other information normally included in financial statements have been prepared by Acadia Group, Inc., d/b/a Acadia Business Group, Inc. ("Acadia" or "the Company") in accordance with generally accepted accounting principles for interim financial information and Securities Exchange Commission instructions to Form 10-QSB and Rule 310 of Regulation S-B. In the opinion of management, the accompanying consolidated financial statements ting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended September 30, 1999 which are contained in the Company's A he results for the nine-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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


                       ACADIA GROUP, INC. and SUBSIDIARIES
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                         For Quarter Ended June 30, 2000

                            Total        Group       National     MedLecture


Sales                       $   341,530  $           $   333,815  $     7,715

Intercompany Sales                    0            0           0            0
Total Sales                 $   341,530  $         0 $   333,815  $     7,715

Salaries & Benefits         $   686,662  $   379,686 $   228,641  $    78,335
Marketing & Advertising         252,960          323       1,647      250,990
Depreciation & Amortization     159,054        3,819      47,076      108,159
Stock Bonus Compensation        116,040      116,040           0            0
Other Operating Expenses        290,838     (176,376)    300,456      166,758

Operating Income/(Loss)     $(1,164,024) $  (323,492)$  (244,005) $  (596,527)

Other (Income)/Expense, net      80,949        49,25      31,684            0

Loss before Interest & Tax  $(1,244,973) $  (372,757)$  (275,689) $  (596,527)

Interest (Income)/Expense        78,446      (10,930)     27,853       61,523

Income/(Loss) before Tax    $(1,323,419) $  (361,827)$  (303,542) $  (658,050)

Change in Accting Principle      16,279            0      16,279            0

Income Tax/(Benefit)                596          596           0            0

Net Income/(Loss)           $(1,340,294) $  (362,423)$  (319,821) $  (658,050)

                        ACADIA GROUP, INC. and SUBSIDIARIES
                    CONDENSED CONSOLIDATING STATEMENT OF INCOME
                          For Quarter Ended June 30, 1999


                            Total        Group       National     MedLecture

Sales                       $   480,318  $         0 $  480,318   $         0

Intercompany Sales                    0            0          0
Total Sales                 $   480,318  $         0 $  480,318   $         0

Salaries & Benefits         $   408,107  $   184,194 $  223,913   $         0
Marketing & Advertising          18,439       12,264      6,175             0
Depreciation & Amortization      36,829            0     35,579         1,250
Stock Bonus Compensation              0            0          0             0
Other Operating Expenses        202,716       27,465    171,128         4,123

Operating Income/(Loss)     $  (185,773) $  (223,923)$   43,523   $    (5,373)

Other (Income)/Expense, net           0            0          0             0

Income/(Loss) bef.
 Int. & Tax                 $  (185,773) $  (223,923)$   43,523   $    (5,373)

Interest (Income)/Expense        27,368           __        174        27,154


Income/(Loss) bef. Taxes    $  (213,141) $  (224,097)$   16,369   $    (5,413)

Income Tax/(Benefit)            (36,498)     (36,498)         0             0

Net Income/(Loss)           $  (176,643) $  (187,599)$   16,369   $    (5,413)


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

INCOME TAX

     An income tax provision of $596 was recorded for the quarter, reflecting state tax payments. An income tax provision of $371,909 was recorded for the nine months ended June 30, 2000, reflecting the deferred tax benefit valuation for the period. The Company has recorded a valuation allowance on the tax benefit, as realization of these future benefits is not sufficiently assured. This compares to a benefit of $36,498 for the quarter and nine months ended June 30, 1999 reflecting the loss reported in these prior-year periods.

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

ACADIA GROUP, INC.
Registrant

September 7, 2000   /s/     Mark Thatcher
                            Mark Thatcher
                            Filing Agent

September 7, 2000   /s/     Emile L. Clavet
                            Emile L. Clavet
                            Chairman of the Board

September 7, 2000   /s/     Thomas J. Dean
                            Thomas J. Dean
                            Chief Financial Officer